Form 10QSB
period 2006-06-30
AVALON DEVELOPMENT ENTERPRISES, INC.
filed 2006-08-14
CIK 1346287

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2006	Commission File No. 333-130937

AVALON DEVELOPMENT ENTERPRISES, INC.
(Exact name of Small Business Issuer in its charter)
Florida	59-3565377
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5113 Central Avenue
St. Petersburg, Florida 33710
(Address of principal executive offices)
(727) 323-2326
(Issuer's Telephone Number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes     [   ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
As of June 30, 2006, the registrant had 1,494,000 shares of common stock outstanding.

References in this document to "us," "we," "the Corporation," or "the Company" refer to Avalon Development Enterprises, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Randall N. Drake, C.P.A.
1981 Promenade Way
Clearwater, Florida 33760

Accountant's Review Report

To the Board of Directors and Stockholders of
Avalon Development Enterprises, Inc.

We have reviewed the accompanying balance sheet of Avalon Development Enterprises, Inc. as of June 30, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2006. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists primarily of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ RANDALL N. DRAKE, C.P.A.
RANDALL N. DRAKE, C.P.A.
August 10, 2006
Telephone: 727-536-4863
Fax: 727-536-4863

AVALON DEVELOPMENT ENTERPRISES, INC.

Balance Sheet (Unaudited)

June 30, 2006

ASSETS
Current Assets:
Cash & Cash Equivalents	$2,877.33
Accounts Receivable	920.20
Total Current Assets	3,797.53
Fixed Assets:
Computer & Office Equipment	14,289.29
Accumulated Depreciation	(13,631.89)
Total Fixed Assets	657.40
TOTAL ASSETS	$4,454.93
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities:
Other Current Liabilities
Accounts Payable	$894.52
Payroll Taxes Payable	1,128.00
Sales Tax Payable	67.11
Total Current Liabilities	2,089.63
Total Liabilities	2,089.63
Stockholders' Equity:
Common Stock, $.01 par value, 75,000,000 shares
authorized, 1,494,000 shares issued & outstanding -
NOTE F	332.00
Paid in Capital	28,826.26
Retained Earnings	(26,792.96)
Total Stockholders' Equity	2,365.30
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,454.93
See accompanying notes and accountant’s report

AVALON DEVELOPMENT ENTERPRISES, INC.

Statement of Operations (Unaudited)

For the Six Month Period Ended June 30, 2006

Revenue:
Cleaning/Maintenance Revenue	$10,112.42
Equipment Lease Revenue	232.44
Total Revenue	10,344.86
Operating Expenses:
Auto Expense	1,156.12
Bank Service Charges	143.25
Contract Labor	2,060.00
Depreciation Expense	164.36
Fees	3,677.00
Interest	25.28
Miscellaneous	109.40
Professional Fees	250.00
Rent - NOTE D	1,800.00
Salaries	6,000.00
Telephone	1,053.45
Taxes	825.00
Total Operating Expenses	17,263.86

Net Income (Loss)	($6,919.00)

Earnings (loss) per common share:
Net income (loss) per share	($0.01)

See accompanying notes and accountant’s report.

AVALON DEVELOPMENT ENTERPRISES, INC.

Statement of Changes in Stockholder’s Equity (Unaudited)

For the Six Month Period Ended June 30, 2006

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2006	1,494,000	$332.00		($19,873.96)	($19,541.96)

Net Income (Loss)				(6,919.00)	($6,919.00)

Contributed Capital			28,826.26		$28,826.26

Balances at June 30, 2006	1,494,000	$332.00	$28,826.26	($26,792.96)	$2,365.30

See accompanying notes and accountant’s report.

AVALOND DEVELOPMENT ENTERPRISES, INC.

Statement of Cash Flows (Unaudited)

For the Six Month Period Ended June 30, 2006

OPERATING ACTIVITIES:
Net Income	($6,919.00)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	164.36

(Increase) Decrease in:
Accounts Receivable	(920.20)

Increase (Decrease) in:
Accounts Payable	(1,905.48)
Sales Tax Payroll	64.40
Payroll Taxes Payable	6.00
Net cash provided (used) by Operating Activities	(9,509.92)
FINANCING ACTIVITIES:
Shareholder Loans	(17,865.09)
Paid in Capital	28,826.26
Net cash provided (used) by Financing Activities	10,961.17
Net increase in cash & cash equivalents	1,451.25
Cash & cash equivalents at beginning of period	1,426.08
Cash & cash equivalents at end of period	$2,877.33

See accompanying notes and accountant’s report.

AVALON DEVELOPMENT ENTERPRISES, INC.

Notes to Financial Statements (Unaudited)

June 30, 2006

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated March 29, 1999 in the State of Florida.  The Company is in the business of acquiring and holding commercial real estate for appreciation and generating lease revenues.  The Company also provides ancillary property management products and services such as cleaning and maintenance support services and facilitating equipment leasing.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost.  Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue through a variety of commercial real estate services – property leases, equipment leases and ancillary property management and cleaning  / maintenance support services.  The Company provides these services and bills for them on a monthly basis.  The Company recognizes its revenue when its monthly services are completed and its customers are billed.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

NOTE C – RELATED PARTY TRANSACTIONS

The Company currently derives all of its equipment lease revenue from a lease to a related entity in which the Company and the related entity have common owners.  The equipment lease is considered to be at a prevailing arm’s length market rate.

AVALON DEVELOPMENT ENTERPRISES, INC.

Notes to Financial Statements (Unaudited)

June 30, 2006

NOTE D – RENT

The Company sublets its principal business location at 5113 Central Avenue, St. Petersburg, Florida (on a month-to-month basis from a customer that has common stockholders with the Company.  The monthly rent of $300.00 is fair market value for the space and usage being provided.

NOTE E – EARNINGS PER COMMON SHARE

Earnings (loss)  per common share of ($.01) were calculated based on a net loss numerator of ($6,919.00) divided by a denominator of 1,494,000 weighted-average shares of outstanding common stock.  The denominator was calculated based on the following issuances of common stock during the three months ended June 30, 2006:

January 1, 2006 – 1,494,000 common shares outstanding

These calculations have been restated to give retroactive effect to the December 5, 2005 4,500:1 forward stock split (see also NOTE F).

NOTE F – FORWARD STOCK SPLIT

On December 5, 2005 the Company’s Board ratified and authorized a 4,500:1 forward stock split that resulted in 1,494,000 issued and outstanding shares.

Item 1A.  Risk Factors.

Our prior disclosure in our registration statement included a primary offering of 1,000,000 shares at $1.00 per share.  After we received effectiveness on our registration statement, the Board of Directors determined that it would be in the best interests of the company to close our primary offering and raise our capital by a private placement.  This decision was made after thorough discussion with the company accountants and was considered to be in the best interests of the company.  We will file a Form D with the Securities and Exchange Commission when the decision to raise our capital using a private placement memorandum has been made.  Our memorandum will be registered in those states that require such registration where we intend to sell shares in our company.

Our stock is not currently listed on any exchange and any purchasers of our stock are at risk to lose all or part of their investment as there is no public market for our shares.

Item 2. Management's Discussion and Analysis.

The following management's discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

General

The following table provides a financial comparison of our results for the six month period ending June 30, 2006 with our prior six month period ending June 30, 2005.

Table 1.,0 Comparison of Results of Operations

January through June 2006 v. 2005

	Jan - Jun 06	Jan - Jun 05	$ Change
Ordinary Income/Expense
Income
Cleaning/Maintenance Revenue	10,112.42	9,875.00	237.42
EQUIPMENT RENTALS	232.44	232.44	0.00
Total Income	10,344.86	10,107.44	237.42
Gross Profit	10,344.86	10,107.44	237.42
Expense
Bank Service Charges	143.25	130.00	13.25
Auto Expense	1,156.12	1,490.00	(333.88)
Contract Labor	2,060.00	2,400.00	(340.00)
Depreciation Expense	164.36	273.92	(109.56)
Filing Fees	3,677.00	0.00	3,677.00
Insurance	0.00	100.00	(100.00)
Interest Expense	25.28	0.00	25.28
Miscellaneous	109.40	15.85	93.55
Officer's Salary	6,000.00	0.00	6,000.00
Professional Fees	250.00	0.00	250.00
Rent	1,800.00	1,800.00	0.00
Taxes	825.00	150.00	675.00
Telephone	1,053.45	0.00	1,053.45
Total Expense	17,263.86	6,359.77	10,904.09

Net Ordinary Income		(6,919.00)	3,747.67	(10,666.67)

Provision for Income Taxes	0.00	(562.15)	562.15
Net Income (Loss)	(6,919.00)	3,185.52	(10,104.52)

We currently derive all of our revenues and income pursuant to Avalon Development Enterprises, Inc.'s operations, specifically from our cleaning, building maintenance and equipment leasing, which are located in the Tampa Bay area of Florida at 5113 Central Avenue, St. Petersburg, Florida 33707. This is rented space in a commercial building located on a major artery. The building is generally in good condition. Prior to being located at this address we were located at 770 First Avenue North, St. Petersburg, Florida since our incorporation on March 29, 1999.  The building located at 770 First Avenue North was owned by an affiliated company, Godels, Solomon, Barber & Company, L.L.C.  Our President, Charles P. Godels is the managing partner and fifty percent (50%) owner of this affiliated company.  This building was transferred by Godels, Solomon, Barber to Bahia Shores Development Enterprises on August 2, 2004.  We continued to remain at 770 First Avenue under a month to month rental sublet until February 11, 2006 when Godels, Solomon, Barber & Company, L.L.C. moved to 5113 Central Avenue.  We moved our location and we continue to sublet on the same month to month terms of $300.00 per month rent.  We do not anticipate revenues from our operations to increase significantly until the fiscal year ending December 31, 2007. If for any reason (or for no reason) our operations do not continue to grow, or business is less than anticipated, such result would have a material adverse effect on us.

Presently, the cash necessary to support our business plan implementation is being supplied by our own operations. However, this is only enough to sustain the business in its current manner and is not sufficient for the expansion of the business, specifically, the purchase of real estate. We believe that further cash will be needed to purchase appropriate properties. We could need to raise as much as $2,000,000.00 to support expansion operations over the next twelve months. Management has not determined the exact extent of the business opportunity in the Tampa Bay area due to the lack of financial information procurable from our competitors. Our business has not increased in the year 2005. Tampa Bay is an area highly dependent on tourism, an industry experiencing a down turn after September 11, 2001. In our efforts to stay abreast of our changing business climate, we subscribe to publications that are general to the business climate in Tampa Bay as well as industry specific publications. While tourism does not affect us directly, it does have an impact on real estate development. Any serious downturn in tourism could have an impact on our ability to locate and purchase buildings in our targeted size and area.

Our Business

Presently our President, Charles P. Godels and Treasurer, Madanna Yovino, provide the necessary services of our Company. Mr. Godels has been developing his skills since inception of his accounting practice (over twenty-five years). He will provide leadership for the employees that will be hired when we have the necessary capital.

We are in the business of acquiring commercial and/or retail office space that will target professionals in need of space. Our President Charles P. Godels has consulted with numerous of his clients on financial terms for acquisitions of property and assisted his clients in coordinating activities with real estate brokers on the leasing of space.  His sound planning and development of triple net leases, (leases where the lessee pays rent as well as all taxes, insurance and maintenance), coordinating with real estate brokers has allowed him to gain some experience that we believe will be valuable to our operations.  The understanding of the value of having tenants pay for taxes, insurance and maintenance increases the profitability of our operations. We will limit our purchases to buildings located in the general Tampa Bay area initially. We will expand our search statewide should we sell our offering completely and if there are appropriate buildings available. We will seek properties primarily for income. Presently there is no restriction on the percentage of assets which may be invested in any one investment, or type of investment. This policy may be changed without a vote of our security holders.

Due to our President’s financial background and experience in property acquisitions and his contacts with financial institutions, we are seeking to purchase buildings using cash. In the event we need to secure financing we will limit the number of mortgages on any one piece of property to one mortgage.

We anticipate that any funds we need we will raise through a private placement as we closed our primary offering without selling any shares. We plan to raise additional funds either through subsequent offerings of our shares or through other financing arrangements, such as borrowings. There is no guarantee that we will be able to raise funds in addition to the funds we raise in this offering, if any. If we are not able to raise additional funds, we will likely not be able to expand our operations.

We compete with other real estate development companies. There are some Internet-based competitors that have greater financial and other resources, and more experience in research and development of commercial real estate than we do. We anticipate that we will use a portion of the proceeds from this offering to develop our website. However, as of the date of this prospectus, our website has not moved beyond the mere discussion phase as we currently lack the necessary funds to begin development of our website. We do believe that it can be fully operational within thirty days after securing funds. We will hire an employee who will design and maintain our website and provide continual updates to our site with the most current information for our potential customers. We hope to achieve such expansion by registering with major search engines with the goal of placing our website at the top of search results. This typically requires pre-funding with certain search engines. We do not currently have adequate financial resources to conduct such registration.

During the last two years the company transferred the single commercial property it had acquired. This transfer relieved the company of the payment of the mortgage on the property. While the company currently has no properties, we believe that upon completion of our primary offering, acquisition of at least one property will occur within 180 days. Due to the extremely viable real estate market in Florida there is no shortage of properties to acquire. We believe that the real estate activity in the Tampa Bay area shows there is a high demand for rental space in retail/professional/commercial buildings with high visibility in Tampa Bay. It is this niche market that we have targeted. We believe our key variable is the activity in the real estate market. With this high demand we find our target of 9-10% return on investment to be very realistic and obtainable.

Our President, Charles P. Godels, C.P.A. has committed that he will continue to fund operations until the company is able to obtain funds through its offering or borrowings. He is our primary source of internal liquidity. While we have no written agreement from Mr. Godels regarding this specific commitment, the Board of Directors is satisfied that Mr. Godels will continue to provide any necessary funding.  Mr. Godels has provided his loans to the company as no interest loans and any future loans will be on the same terms.  Due to the strengths of Mr. Godels in the banking industry in Tampa Bay we believe that we have strong external resources in the event they are needed.

We believe that the current trend in the commercial real estate market will continue to fuel growth in business thus causing a further demand for rental space. It is this demand that should have a positive impact on our revenues and income from operations. As we continue to acquire properties we will be able to expand our building cleaning and maintenance services. We will be able to market these services to our own tenants as well as those in other buildings. The national market for janitorial services is strong and we believe that the reputation of our officers and directors will have a direct impact on our ability to market and obtain customers in this market.

We do not have any significant elements of income or loss that will not arise solely from our continuing operations. With the diversified background of our officers and directors combined with the diverse financial skills of our President, Charles P. Godels C.P.A. we believe that our financial controls will allow us to execute our plan within the parameters the company has established.

Other than the transfer of the one piece of real estate out of the company there has been no significant change in any line item in the company’s financial statements.

Due to the strict internal controls over the financial transactions of the company there are no off-balance sheet transactions to report. The company is not involved in any trading activities involving non-exchange traded contracts.

Results of Operations

General

During the year ended December 31, 2005, our assets consisted of our cash and equipment and our revenues were generated from services sold to businesses at large. The following table shows our revenues, expenditures and net income for the years from 2004-2005.

Table 2.0 Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
2005	$22,345.65	$30,853.70	($8,508.05)
2004	$19,582.06	$16,198.80	$3,383.26 (1)

(1)  Due to other income (loss) of ($30,005.28) and a provision for income taxes of $688.00 the actual loss for the year 2004 was ($27,310.02).

Results of Operations For the Period Ended June 30, 2006

For the period ended June 30, 2006 our revenues of $10,344.86 were an increase of $237.42 from the same period in 2005.  We attribute this increase to our cleaning/maintenance revenues.  Expenses during the period ended June 30, 2006 compared to June 30, 2005 reflect an increase of approximately $10,904.09. This change can be directly related to the legal and accounting expenses associated with the filing of our registration statement.  We anticipate that once our registration is complete and Mr. Godels is able to concentrate more on business development our revenues will increase and we will not have as much in legal and accounting expenditures.  Since we have paid the costs of this registration statement as they came due, our expenses should stabilize and we believe they will track closely our expenses from the fiscal year ended December 31, 2005.  Our cash flow showed an increase in cash and cash equivalents of $1,426.08. The Company believes that our cash and cash equivalents will remain stable and we will increase our cash and cash equivalents as we raise funds from our private placement and we begin to develop more business.

Results of Operations For the Period Ended December 31, 2005

During the first quarter of the Company’s 2005 year, Management and the Board decided to implement actions previously discussed and considered in 2003 - 2004 in order to further facilitate the Company’s growth and expansion. The Company decided to undertake the activity of provided ancillary cleaning/maintenance services to potential tenants and other third parties in order to provide additional cash flows and cement relationships with potential tenants; to further expand the Company’s “turn-key, one-stop shopping” model, so to speak. During the second quarter of 2005, the Company’s management and Board discussed and decided that, while the expansion of its business into additional lines provided the benefits of diversification and support along with additional revenue streams, it was still not providing sufficient cash flows to facilitate the Company’s principal objective of acquiring prime commercial real estate holdings for appreciation and leasing revenues. Accordingly, the Company’s Board and management decided to undertake the filing of an SB-2 Registration Statement with the Securities and Exchange Commission with the intent of registering the Company’s shares of common stock for sale to the general public in order to raise funds to pursue its business plan more effectively and efficiently. The Board and management additionally decided to target an offering of $2,000,000.00 to provide sufficient cash resources for the acquisition of two to three 2,500 – 3,000 square foot commercial properties and provide sufficient working capital to fund operations and marketing to lease up the proposed properties to be acquired.

The Company’s operations during the year ended December 31, 2005 reflected the results of the above planning and actions. Revenue consisted of cleaning/maintenance revenue of $21,880.00, along with equipment leasing revenue of $465.65. This revenue of $22,345.65, less operating expenses of $30,853.70, resulted in net loss from operations of $8,508.05 and loss per share of $0.01.

The major use of cash was for contract labor, professional fees, salaries and rent. This outlay was financed principally by an additional infusion of funds by shareholder loans. For the year ended December 31, 2005 year, the above activities resulted in a net increase in cash and cash equivalents of $935.47 and a balance of $1,426.08 of cash and cash equivalents at December 31, 2005.

At December 31, 2005, the Company had fixed assets (equipment and fixed assets (computers) for equipment leasing activities) of $821.76 (net of accumulated depreciation of $13,467.53) on its balance sheet. The balance of funds infused by shareholders at December 31, 2005 was $17,865.09.

Accordingly, while in 2004 the Company's revenues were largely attributable to the commercial lease on 770 1st Avenue North, there were no such revenues in 2005 subsequent to the transfer of 770 1st Avenue North.  Instead, the Company's 2005 revenues consisted principally of cleaning and maintenance revenue along with a minor amount ($465.45) of equipment leasing revenue.  The Company's operating expenses also reflected this transition with 2004 expenses attributable to 770 1st Avenue North, such as mortgage interest expenses, not present in 2005 operations, while 2005 expenses attributable to cleaning and maintenance activities, such as cleaning supplies and Ms. Yovino's salary, not being present in 2004.

In summary, the Board and management believe the Company’s expansion in its shareholder base and its growth into related supporting additional services and revenue streams (equipment leasing and cleaning/maintenance services) have strengthened and diversified the Company. Management and the Board also believe the decision to file an SB-2 Registration Statement will provide the Company with the additional funding needed to expedite its commitment to acquiring the commercial real estate holdings it desires in order to become a leader in the local Tampa Bay area commercial real estate holding/leasing market. The Company believes it has methodically built the intellectual capital/knowledge base and a unique, well-rounded supporting infrastructure (i.e., providing the additional ancillary supporting services) that, once adequately capitalized, will become a competitive and unique force in the existing and growing Tampa Bay commercial real estate market.

Results of Operations Ended December 31, 2004

During the first half of the Company’s 2004 year, Management and the Board decided to implement actions previously discussed and considered in 2003 in order to facilitate the Company’s growth and expansion. Appreciation of prime commercial real estate (along with other real estate) in the Tampa Bay area on the west coast of Florida continued strongly. Accordingly, the Company has decided to attempt expansion in the commercial real estate holding and leasing arena.  The Company decided to undertake the activity of providing equipment leasing services to potential tenants in order to provide additional cash flows and cement relationships with potential tenants; to provide a “turn-key, one-stop shopping” resource, so to speak. The Company’s operations during 2004 reflected the beginning of the results of the above planning and actions. Revenue consisted of rental income pursuant to its triple net lease with Godels, Solomon, Barber & Company, L.L.C., an entity related to the Company via a common 50% owner in each entity of $19,333.36, along with equipment leasing revenue of $248.70. This revenue of $19,582.06, less operating expenses of $16,198.80, resulted in net income from operations of $3,383.26. The Company also recognized a book loss of $31,556.38 on the transfer of the 770 1st Avenue N. real estate (the balance of the mortgage less the undepreciated book value of the real estate assets at the date of transfer) and miscellaneous income of $1,551.10, all resulting in a net loss for the year of $27,310.02 and a loss per share of ($02).

Other major uses of cash were as follows: fixed asset acquisitions for equipment leasing activities of $1,712.00, repayments of $7,910.22 of principal on the mortgage (prior to transfer), along with repayments of $3,177.52 of funds advanced by affiliates. These cash outflows were financed by the above-mentioned common stock offering along with an additional infusion of $2,493.77 of funds by shareholders. For the 2004 year, the above activities resulted in a net increase in cash and cash equivalents of $17.00 and a year end balance of $490.61 of cash and cash equivalents at December 31, 2004.

At December 31, 2003, the Company had fixed assets (equipment and fixed assets (computers) for equipment leasing activities) of $1,369.60 (net of accumulated depreciation of $12,919.69) on its balance sheet. The mortgage secured by the Company’s commercial real estate was eliminated due to the transfer of the real estate. The balance of funds infused by affiliates and shareholders at the December 31, 2004 year end was $1,200.00 and $10,995.86, respectively.

We do not foresee any circumstances or events that will have an adverse impact on our operations. We do anticipate an increase in our business based on our current business plan and the activities of our officers and directors. Thus, we expect to satisfy our current cash requirements indefinitely. However, we will need additional cash to implement the expansion strategy contained in our business plan, which includes expanding the business development/consulting services.

Liquidity & Capital Resources

Since January 1, 2004 the company has concentrated its efforts in a niche market in Tampa Bay, Florida to acquire small 2,500 - 3,000 square foot commercial buildings to lease space and capitalize on appreciated value. It is our belief that the real estate market trend has shown a steady increase in both the demand for such buildings and the rate at which such buildings are appreciating in value. We are able to utilize the Pinellas County Assessors office to research and determine previous sales of properties as well as current appraised values. Additionally, by searching the Multiple Listing Service we have been able to find a demand for commercial space pushing the asking price of buildings upward.  Management believes it can capitalize on both these trends by utilizing a controlled growth and sound financial plan to locate, fund and lease space in buildings of this size. Our target properties are those in the $600,000 range.  The Board further believes that our sound financial plan of purchasing properties using either all cash or cash and a low level of financing will prevent overleveraging the properties and maintain sufficient cash flow from each property so that they will be self supporting financially.

As we begin acquisition of buildings our liquidity increases in two ways. We will begin a revenue stream from tenant leasing as well as from our offering of building cleaning and maintenance services and equipment leasing services.  As our buildings appreciate over time we will be able to make use of the appreciated value of our real estate through refinancing if management deems this an appropriate measure.

In the event a downturn in the real estate market occurs, the company plans to tighten its plan on the acquisition of real estate to avoid overextending the internal resources of the company as well as straining the external resources through our banking and mortgage brokerage contacts.

Our internal liquidity is provided by our operations. In the event the company needs additional funds prior to our raising capital privately, our President Charles P. Godels, C.P.A. will provide any necessary capital. In the event a commercial building is located and can be purchased at a price under market value and the building can be leased to generate revenue and income exceeding the cost of acquisition, the company will consider financing arrangements through a local lender. The extensive financial contacts of our President Charles P. Godels, C.P.A. will provide us many sources for potential financing in the event such financing is needed.

Additionally, several of the new shareholders that purchased shares in our company are accredited investors and can potentially assist in financing for any given property the company believes would meet the criteria established by the Board of Directors for purchase.  An accredited investor is defined in Rule 215 of the

1933 Securities Act Rules, as applicable to our new shareholders, as:  "Any natural person whose individual net worth, or joint net worth with that person's spouse, at the time of his purchase exceeds $1,000,000.00" or "Any natural person who had an individual income in excess of $200,000.00 in each of the two most recent years or joint income with that person's spouse in excess of $300,000.00 in each of those years and has a reasonable expectation of reaching the same income level in the current year."

While the capital resources of the company are limited from a cash prospective, the credit of the officers and directors for guaranteeing any loan necessary is extremely strong. In the event a building is set for acquisition and a commercial lender requires additional credit to obtain the acquisition, our officers and directors are willing to extend their credit to accomplish the purchase. With our current monthly expenditures at approximately $2,500 per month we will need $30,000.00 to cover our next twelve months expenses.  Our monthly revenues in 2005 averaged approximately $1,860 per month. The $640.00 deficit is currently being made by our President Charles P. Godels, C.P.A. and will continue to be made by him over the next twelve months should our cash position not change.  With the addition of Ms. Yovino we believe that our building maintenance and cleaning revenues will increase sufficiently to provide at least a small profit by the year ending December 31, 2006. As of December 31, 2005 our President Charles P. Godels has outstanding shareholder loans of $17,865.09 disclosed in our audited statement dated December 31, 2005.  These loans were repaid in the period ending June 30, 2006.

We sold a total of 332 shares of stock in 2004/2005 that generated $332.00 for the company.  We believe that more importantly that the addition of some of the shareholders will give us the opportunity for additional paid-in-capital in the event it is needed.

During the first quarter of the Company's 2005 year, Management and the Board of Directors decided to implement actions previously discussed and considered in 2003 - 2004 in order to further facilitate the Company’s growth and expansion. The Company decided to undertake the activity of provided ancillary cleaning/maintenance services to potential tenants and other third parties in order to provide additional cash flows and cement relationships with potential tenants; to further expand the Company’s “turn-key, one-stop shopping” model, so to speak. Pursuant to the May 28, 2004 Company’s Board of Directors authorization of the sale of three (3) share lots of the Company’s stock at $1.00 per share to a maximum of sixty (60) family and close friends of the Company’s officers and directors in order to gain additional funding and involvement for the Company’s expansion, the Company continued to seek to bring in friends and family as additional shareholders/investors in the Company in order to assist in funding the Company’s endeavors. As of December 31, 2005, the Company had sold 6 additional shares of its common stock pursuant to this authorization. During the second quarter of 2005, the Company’s management and Board discussed and decided that, while the expansion of its business into additional lines provided the benefits of diversification and support along with additional revenue streams, it was still not providing sufficient cash flows to facilitate the Company’s principal objective of acquiring prime commercial real estate holdings for appreciation and leasing revenues.

Accordingly, the Company’s Board and management decided to undertake the filing of an SB-2 Registration Statement with the Securities and Exchange Commission with the intent of registering the Company’s shares of common stock for sale to the general public in order to raise funds to pursue its business plan more effectively and efficiently. Concurrent with this decision, the Company amended and restated its corporate articles to 75,000,000 authorized shares at $0.01 par value per share. On December 5, 2005, the Company effected a 4,500 to 1 forward stock split resulting in 1,494,000 shares of its stock issued and outstanding. The Board and management additionally decided to target an offering of $2,000,000.00 to provide sufficient cash resources for the acquisition of two to three 2,500 – 3,000 square foot commercial properties and provide sufficient working capital to fund operations and marketing to lease up the proposed properties to be acquired.  In summary, the Board and management believe the Company’s expansion in its shareholder base and its growth into related supporting additional services and revenue streams (equipment leasing and cleaning/maintenance services) have strengthened and diversified the Company. Management and the Board also believe the decision to file an SB-2 Registration Statement with SEC will provide the Company with the additional funding needed to expedite its commitment to acquiring the commercial real estate holdings it desires in order to become a leader in the local Tampa Bay area commercial real estate holding/leasing market.

After the Company was granted effectiveness of the SB-2 Registration Statement, the Board of Directors determined that it would be in the best interests of the company to raise any necessary capital privately.  Consequently the primary offering declared effective in the SB-2 Registration Statement was closed without the sale of any shares from the offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Avalon Development Enterprises, Inc. is a small business issuer as defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities and Exchange Act of 1934 and therefore we have no disclosure required under this item.

Item 4. Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated Avalon Development Enterprises, Inc.'s disclosure controls and procedures as of June 30, 2006, and they concluded that these controls and procedures are effective.

b. Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to June 30, 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings at this time or during the period of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) No securities were sold during the period covered by this report that were not registered under the Securities Act.(b)

(b) The Company has not sold any securities and thus, has no use of proceeds to report. (c)

(c) The Company has not repurchased any securities.

Item 3. Defaults Upon Senior Securities

There were no defaults in the payment of any indebtedness during the period of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period of this report.

Item 5. Other Information

The registrant does not elect to state any other information in this report.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K. None
(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalon Development Enterprises, Inc.
Registrant

Date: August 11, 2006	/s/ CHARLES P. GODELS
Charles P. Godels, President, Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Date: August 11, 2006	/s/ MADANNA YORVINO
Treasurer, Director