Form 10QSB
period 2006-09-30
AVALON DEVELOPMENT ENTERPRISES, INC.
filed 2006-10-31
CIK 1346287

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2006	Commission File No. 333-130937

AVALON DEVELOPMENT ENTERPRISES, INC.
(Exact name of Small Business Issuer in its charter)
Florida	59-3565377
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

We have reviewed the accompanying balance sheet of Avalon Development Enterprises, Inc. as of September 30, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2006. These financial statements are the responsibility of the company’s management.

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

/s/ RANDALL N. DRAKE, C.P.A.
RANDALL N. DRAKE, C.P.A.

Clearwater, Florida

October 24, 2006

AVALON DEVELOPMENT ENTERPRISES, INC.

Balance Sheet (Unaudited)

September 30, 2006

ASSETS
Current Assets:
Cash & Cash Equivalents	$2,111.63
Accounts Receivable	920.20
Employee Advances	499.77
Total Current Assets	3,531.60
Fixed Assets:
Computer & Office Equipment	14,289.29
Accumulated Depreciation	(13,714.07)
Total Fixed Assets	572.22
TOTAL ASSETS	$4,106.82
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities:
Other Current Liabilities
Accounts Payable	$829.34
Accrued Payroll	499.77
Payroll Taxes Payable	130.80
Sales Tax Payable	62.91
Total Current Liabilities	1,522.82
Total Liabilities	1,522.82
Stockholders' Equity:
Common Stock, $.01 par value, 75,000,000 shares
authorized, 1,494,000 shares issued & outstanding -
NOTE F	332.00
Paid in Capital	28,826.26
Retained Earnings	(26,574.26)
Total Stockholders' Equity	2,584.00
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,106.82
See accompanying notes and accountant’s report

AVALON DEVELOPMENT ENTERPRISES, INC.

Statement of Operations (Unaudited)

For the Nine Month Period Ended September 30, 2006

Revenue:
Cleaning/Maintenance Revenue	$14,990.00
Equipment Lease Revenue	360.90
Total Revenue	15,350.90
Operating Expenses:
Auto Expense	1,801.82
Bank Service Charges	188.25
Contract Labor	3,350.00
Depreciation Expense	246.54
Fees	3,987.00
Interest	25.28
Miscellaneous	134.40
Professional Fees	500.00
Rent - NOTE D	2,700.00
Salaries	6,541.47
Supplies	201.23
Telephone	1,432.11
Taxes	943.40
Total Operating Expenses	22,051.20

Net Income (Loss)	($6,700.30)

Earnings (loss) per common share:
Net income (loss) per share	($0.01)

See accompanying notes and accountant’s report.

AVALON DEVELOPMENT ENTERPRISES, INC.

Statement of Changes in Stockholder’s Equity (Unaudited)

For the Nine Month Period Ended September 30, 2006

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2006	1,494,000	$332.00		($19,873.96)	($19,541.96)

Net Income (Loss)				(6,919.00)	($6,919.00)

Contributed Capital			28,826.26		$28,826.26

Balances at June 30, 2006	1,494,000	$332.00	$28,826.26	($26,792.96)	$2,365.30

See accompanying notes and accountant’s report.

AVALOND DEVELOPMENT ENTERPRISES, INC.

Statement of Cash Flows (Unaudited)

For the Nine Month Period Ended September 30, 2006

OPERATING ACTIVITIES:
Net Income	($6,700.30)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	246.54

(Increase) Decrease in:
Accounts Receivable	(920.20)
Employee Advances	(499.77)

Increase (Decrease) in:
Accounts Payable	(1,970.66)
Sales Tax Payroll	60.20
Accrued Payroll	499.77
Payroll Taxes Payable	(991.20)
Net cash provided (used) by Operating Activities	(10,275.62)
FINANCING ACTIVITIES:
Shareholder Loans	(17,865.09)
Paid in Capital	28,826.26
Net cash provided (used) by Financing Activities	10,961.17

Net increase in cash & cash equivalents	685.55

Cash & cash equivalents at beginning of period	1,426.08
Cash & cash equivalents at end of period	$2,111.63

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

NOTE E – EARNINGS PER COMMON SHARE

Earnings (loss)  per common share of ($.01) were calculated based on a net loss numerator of ($6,700.30) divided by a denominator of 1,494,000 weighted-average shares of outstanding common stock.  The denominator was calculated based on the following issuances of common stock during the nine months ended September 30, 2006:

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

Our stock is currently listed on the OTCBB and any purchasers of our stock are at risk to lose all or part of their investment as there has been no public market for our shares.

Item 2. Management's Discussion and Analysis.

The following management's discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

General

The following table provides a financial comparison of our results for the nine month period ending September 30, 2006 with our prior nine month period ending September 30, 2005.

Table 1.0 Comparison of Results of Operations

January through September 2006 v. 2005

	Jan - Sep 06	Jan - Sep 05	$ Change
Ordinary Income/Expense
Income
Cleaning/Maintenance Revenue	14,990.00	14,118.00	872.00
Equipment Lease Revenue	360.90	349.22	11.68
Total Income	15,350.90	14,467.22	883.68

Operating Expenses
Bank Service Charges	188.25	180.00	8.25
Auto Expense	1,801.82	2,147.61	(345.79)
Contract Labor	3,350.00	3,080.00	270.00
Depreciation Expense	246.54	246.54	0.00
Fees	3,987.00	0.00	3,987.00
Insurance	0.00	100.00	(100.00)
Interest Expense	25.28	0.00	25.28
Miscellaneous	134.40	15.85	118.55
Salaries	6,541.17	3,000.00	3,541.17
Professional Fees	500.00	5,250.00	(4,750.00)
Rent	2,700.00	2,700.00	0.00
Taxes	943.40	484.50	458.90
Telephone	1,432.11	0.00	1,432.11
Supplies	201.23	0.00	201.23
Total Expense	22,051.20	17,204.50	4,846.70

Net Income (Loss)	($6,700.30)	($2,737.28)	($3,963.02)

Earnings (loss) per common share:
Net Income (loss) per share	($0.01)	($0.01)

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

Presently, the cash necessary to support our business plan implementation is being supplied by our own operations. However, this is only enough to sustain the business in its current manner and is not sufficient for the expansion of the business, specifically, the purchase of real estate. We believe that further cash will be needed to purchase appropriate properties. We now believe that we need to raise $2,000,000.00 to support expansion operations over the next twelve months.  Our business has increased minimally during the nine month period ended September 30, 2006.  We are presently researching commercial properties to acquire.  Once we have targeted two (2) specific properties we will prepare a private placement memorandum to raise the capital necessary to make the acquisitions and any renovations necessary.

Our Business

Our President, Charles P. Godels and Treasurer, Madanna Yovino, continue to provide the necessary services of our Company.  Mr. Godels has been researching commercial properties for acquisition and he will determine the capital needs once the Board of Directors has approved the two (2) properties that will be acquired.

We are targeting properties that will be leased primarily by professionals in need of space. Our President Charles P. Godels has consulted with numerous of his clients on financial terms for acquisitions of property and assisted his clients in coordinating activities with real estate brokers on the leasing of space.  His sound planning and development of triple net leases, (leases where the lessee pays rent as well as all taxes, insurance and maintenance), coordinating with real estate brokers has allowed him to gain some experience that we believe will be valuable to our operations.  The understanding of the value of having tenants pay for taxes, insurance and maintenance increases the profitability of our operations. We are limiting our purchases to buildings located in the general Tampa Bay area initially. We will expand our search statewide should we sell our offering completely and if there are appropriate buildings available. We will seek properties primarily for income. Presently there is no restriction on the percentage of assets which may be invested in any one investment, or type of investment. This policy may be changed without a vote of our security holders.

Due to our President’s financial background and experience in property acquisitions and his contacts with financial institutions, we are seeking to purchase buildings using cash. In the event we need to secure financing we will limit the number of mortgages on any one piece of property to one mortgage.

We plan to raise additional funds either through subsequent offerings of our shares or through other financing arrangements, such as borrowings. There is no guarantee that we will be able to raise funds in addition to the funds we raise in a private offering. If we are not able to raise additional funds, we will likely not be able to expand our operations.

We compete with other real estate development companies. There are some Internet-based competitors that have greater financial and other resources, and more experience in research and development of commercial real estate than we do. We anticipated that we would develop our own website. However, as of the date of this filing, our website has not moved beyond the mere discussion phase as we currently lack the necessary funds to begin development of our website and it appears that having a website may not bring the advantageous to the Company that were anticipated.

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

Results of Operations for the Period Ended September 30, 2006

For the period ended September 30, 2006 our revenues of $14,990.00 were an increase of $872.00 from the same period in 2005.  We attribute this increase to our cleaning/maintenance revenues.  Expenses during the period ended September 30, 2006 compared to September 30, 2005 reflect an increase of approximately $4,846.00. This change can be directly related to the legal and accounting expenses associated with the filing of our registration statement.  Now that our registration is complete and Mr. Godels is able to concentrate more on business development we believe that our revenues will increase and we will not have as much in legal and accounting expenditures.  Since we have paid the costs of this registration statement as they came due, our expenses should stabilize and we believe they will track closely our expenses from the fiscal year ended December 31, 2005.  Our cash flow showed an increase in cash and cash equivalents of $1,426.08. The Company believes that our cash and cash equivalents will remain stable and we will increase our cash and cash equivalents as we raise funds from our private placement and we begin to develop more business.  The Company determined that it was in the best interests of the Company to close the primary offering prior to the sale of any shares.  A post-effective amendment was filed de-registering the shares in the primary offering.  Management has determined that it is capable of raising any necessary funds through private sources for equity or through debt financing.

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

In summary, the Board and management believe the Company’s expansion in its shareholder base and its growth into related supporting additional services and revenue streams (equipment leasing and cleaning/maintenance services) have strengthened and diversified the Company. Management and the Board also believed the decision to file an SB-2 Registration Statement would provide the Company with the additional funding needed to expedite its commitment to acquiring the commercial real estate holdings it desires in order to become a leader in the local Tampa Bay area commercial real estate holding/leasing market.

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

Accordingly, the Company’s Board and management decided to undertake the filing of an SB-2 Registration Statement with the Securities and Exchange Commission with the intent of registering the Company’s shares of common stock for sale to the general public in order to raise funds to pursue its business plan more effectively and efficiently. Concurrent with this decision, the Company amended and restated its corporate articles to 75,000,000 authorized shares at $0.01 par value per share. On December 5, 2005, the Company effectuated a 4,500 to 1 forward stock split resulting in 1,494,000 shares of its stock issued and outstanding. The Board and management additionally decided to target an offering of $2,000,000.00 to provide sufficient cash resources for the acquisition of two to three 2,500 – 3,000 square foot commercial properties and provide sufficient working capital to fund operations and marketing to lease up the proposed properties to be acquired.  This primary offering was subsequently closed without any shares being sold.

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

Item 4. Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated Avalon Development Enterprises, Inc.'s disclosure controls and procedures as of September 30, 2006, and they concluded that these controls and procedures are effective.

b. Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to September 30, 2006.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any legal proceedings at this time or during the period of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) No securities were sold during the period covered by this report that were not registered under the Securities Act.

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

Avalon Development Enterprises, Inc.
Registrant

Date: October 31, 2006	/s/ CHARLES P. GODELS
Charles P. Godels, President, Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Date: October 31, 2006	/s/ MADANNA YORVINO
Treasurer, Director