Form 10KSB
period 2006-12-31
GuangZhou Global Telecom, Inc.
filed 2007-04-16
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-130937

GUANGZHOU GLOBAL TELECOM, INC.
(Exact name of registrant as specified in its charter)

Room 1802, North Tower, Suntec Plaza,
No. 197 Guangzhou Avenue North
Guangzhou, PRC 510075
 (44) 1207-245-6131
(Address and Telephone Number of Registrant’s Principal
Executive Offices and Principal Place of Business)

Florida	59-3565377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1802, North Tower, Suntec Plaza, No. 197 Guangzhou Avenue North Guangzhou, PRC	510075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(44) 1207-245-6131
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $19,378

        Aggregate market value of the common stock held by non-affiliates of the Company as of April 16, 2007: $0

        Number of shares of the registrant’s common stock outstanding as of April 16, 2007: 53,090,000 shares of Common Stock.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “BMSTA”, or "Company" refer to the consolidated operations of Camelot Entertainment Group Inc., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Edulink discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1. Description of Business.

General

We were incorporated as Avalon Development Enterprises, Inc. on March 29, 1999, under the laws of the State of Florida. From inception through December 31, 2006, we engaged in the acquisition of commercial property and have expanded into building cleaning, maintenance services, and equipment leasing as supporting ancillary services and sources of revenue.

As of December 31, 2006, our primary focus was the acquisition of small commercial buildings that range in size from 2,500 square feet to 3,000 square feet. The buildings we sought were those located in high traffic and exposure areas that house, or will house, professionals such as doctors, lawyers, real estate and accounting firms. Additionally we intended to offer building cleaning, maintenance services, and equipment leasing as ancillary services to increase our cash flow. We intended to target the Tampa Bay area as our market for property acquisition and services. Properties that we acquired we planned to lease and to hold for a 9-10% and greater return. This would allow for the appreciation of the property for future value and in the event that the Board of Directors determined that a building had substantially appreciated, it could be sold for a profit, or refinanced to provide funds to Avalon for additional property acquisition and expansion.

The primary delivery of our services was through our home office location at the time in St. Petersburg, Florida. Our former President had the primary responsibility of locating appropriate acquisition targets. We chose to limit our target market to Tampa Bay, Florida because of the twenty years of practice as a Certified Public Accountant in Tampa Bay by our former President.

We had planned to expand and grow in the commercial real estate acquisition and leasing arena. In Florida, due to the hurricane damage of recent years, the costs and availability of raw materials and supplies increased materially. Potential dependence on these raw materials for renovations, which would be needed on some commercial real estate acquisitions, would likely be a concern for us. We believed that our President’s contacts with contractors, due to his experience in the real estate arena, would assist in addressing this challenge. However, we were not successful in our business operations.

Patent and Trademarks

As of December 31, 2006, we did not own or have any domain names, patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts.

Government Regulation

As a real estate acquisition company, we were subject to a limited variety of local, state, and federal regulations. While we believed that our operations had been in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general, our services and activities are subject to local business licensing requirements.

Competition

In order to compete effectively in commercial property acquisitions, a company must understand the current value of the property, its future appreciative value and be able to analyze the cash flow to be generated from the leasing of office space. The commercial building space leasing market, as a whole, is characterized by intense competition with a large number of companies offering or seeking to lease space that will compete with what we offer. It was our belief, based upon Mr. Godel’s experience, that the failure rate of small businesses indicates that far too many entrepreneurs begin operations prior to having the skills and knowledge necessary for the day-to-day business operations as well as the necessary capital. As a result, we attempted to develop our approach to acquiring small commercial buildings and offer building cleaning, maintenance services, and equipment leasing as ancillary services to increase our cash flow.

Many of our competitors had greater financial resources than we had, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies could offer bundled, value-added, or additional services not provided by us. Many may also have greater name recognition. Our competitors have the luxury of sacrificing profitability in order to capture a greater portion of the market for business consulting activities. They also may be in a position to pay higher prices than we would for the same expansion and development opportunities. Consequently, we encountered significant competition in our efforts to achieve our internal and external growth objectives. Our competitors have methods of operation that have been proven over time to be successful.

We had planned to expand and grow in the commercial real estate acquisition and leasing arena. In Florida, due to the hurricane damage of recent years, the costs and availability of raw materials and supplies increased materially. Potential dependence on these raw materials for renovations, which would be needed on some commercial real estate acquisitions, would likely be a concern for the Company. We believed that our President’s contacts with contractors, due to his experience as a CPA and in the real estate arena, would assist in addressing this challenge.

We did not have to rely on any one or a limited number of customers for our business. We expected to increase our customer base once our business plan is implemented. While our target markets are limited, we had to rely on just a few commercial buildings while we were developing our markets.

Employees

As of December 31, 2006, we had no key employees, other than Charles P. Godels our President/Director and Madanna Yovino, our Treasurer/Director. Neither Ms. Yavino nor Mr. Godels received pay or other stock benefits for their performance. There were also no key consulting contracts with any individuals or companies at this time. We did not believe that there was a critical need for a specific type of candidate we would use in our business. We had no material written or oral agreements with any parties that we considered to be key contacts.

Subsequent Event

On January 10, 2007, we entered into a Share Exchange Agreement (“the Agreement”) with Global Telecom Holdings, Ltd., a British Virgin Islands Corporation, (“GTHL”), and the shareholders of GTHL, (“the Shareholders”) under which the Company.  On March 27, 2007 (the “Effective Date”), the Merger described in Item 1.01 was completed (the “Closing”). After the Closing, we had outstanding 52,890,000 shares of Common Stock, and as a result of the Merger, GTHL became our wholly owned subsidiary. Upon the completion of the Merger, we changed our name to Guangzhou Global Telecom Holdings, Inc. and succeeded to the business of GTHL and we have moved our principal executive offices to those of Guangzhou Global Telecom Limited Company, Room 1802, North Tower, Suntec Plaza, No. 197 Guangzhou Avenue North, Guangzhou, PRC 510075.

We are now a nationally integrated mobile phone handset and pre-paid calling card distributor and provider of mobile handset value-added services. Future products and services include the GTL Lineless Messaging Service and retail sales and customer service operations. We are an independent qualified corporation that serves as a principle distribution agent for China Telecom, China Unicom, and China Mobile. We also maintain and operate the largest prepaid mobile phone card sales and distribution center in Guangdong Province and maintain cooperative distribution relationships with VK, Panasonic, Motorola, LG, GE and Bird corporations, among others.

Development activities are a fundamental building block to our future financial success. We will devote significant resources to identifying and developing new software and value-added services through an expanded network of regional and neighborhood service centers, shops and via a virtual store. We plan to continue our distribution operations and to introduce current products and new and innovative software and services through an expanded network of regional and neighborhood retail service centers and shops. This new sales channel will allow us to sell direct to the consumer and to cross-sell additional value-added services and add-on products. We anticipate building strong customer relationships in the local communities that are served in order to take advantage of future sales from existing loyal customers and through word of mouth advertisement. Selling products and value-added services via a retail presence allows us to become part of the community and to enter into exclusive contracts directly with the individual consumer.

In addition to existing hardware distribution and sales partnerships, we are expanding our services, building a retail presence and developing e-commerce business units in order to build and maintain a high-quality brand and service reputation. We currently serve as a nationally integrated mobile phone handset and pre-paid calling card distributor and provider of mobile handset value-added services. Future products and services include Lineless Messaging Service (“LMS”) and retail sales and customer service operations.

We currently earn approximately USD $13 million in annual sales. As a handset and pre-paid calling card distributor, GTL faces significant competition from other vertically integrated product and service providers. In order to compete, GTL plans to continue its distribution operations and to introduce current products and new and innovative software and services through an expanded network of regional and neighborhood retail service centers and shops. This new sales channel will allow us to sell direct to the consumer and to cross-sell additional value-added services and add-on products. We anticipate building strong customer relationships in the local communities that are served in order to take advantage of future sales from existing loyal customers and through word of mouth advertisement. Selling products and value-added services via a retail presence allows the Company to become a part of the community and to enter into exclusive contracts directly with the individual consumer.

Our fundamental operating cycle will change over the next 20-30 months as a growing percentage of revenue is derived from web delivered software and associated service and product support. Revenue from current operations, as well as new investment, will fund the expansion of software design and development functions within the company responsible for the design, deployment, quality assurance, and consumer support of LMS™ and associated services.

Item 2. Description of Property.

As of December 31, 2006, our principal offices were located at 5113 Central Avenue, St. Petersburg, Florida, 33710. We sub-rent space on a month to month basis from Godels Solomon Barber & Company, L.L.C.  Our former President, Charles P. Godels, is the managing partner of Godels Solomon Barber & Company, L.L.C. and is a fifty percent (50%) owner.  We paid $300.00 per month for rent.

As a result of the merger, we have changed the name of the Company to GuangZhou Global Telecom, Inc. to better reflect the Company’s new business plan, and we have moved our principal executive offices to those of Guangzhou Global Telecom Limited Company, Room 1802, North Tower, Suntec Plaza, No. 197 Guangzhou Avenue North, Guangzhou, PRC 510075.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company is eligible to participate in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the trading symbol "GZGT"   The Company’s shares of Common Stock have not been traded on the over-the-counter securities market since it has become eligible on October 6, 2006.  Consequently, there is no information available on share price, bid quotes or ask quotes for the period ended December 31, 2006.

Holders

As of December 31, 2006, in accordance with our transfer agent records, we had 46 recordholders of our 1,494,000 shares of Common Stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.  Management’s Discussion and Analysis or Plan of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operations

As of December 31, 2006, we were in the business of acquiring commercial and/or retail office space that will target professionals in need of space. Our President, Charles P. Godels, consulted with numerous of his clients on financial terms for acquisitions of property and assisted his clients in coordinating activities with real estate brokers on the leasing of space.  We believed that his planning and development of triple net leases, (leases where the lessee pays rent as well as all taxes, insurance and maintenance), coordinating with real estate brokers allowed him to gain some experience that would be valuable to our operations.  We had planned to limit our purchases to buildings located in the general Tampa Bay area initially. We planned to expand our search statewide should we sell our offering completely and if there are appropriate buildings available. We will seek properties primarily for income. There was no restriction on the percentage of assets which may be invested in any one investment, or type of investment.

The Company was not successful in operating this business. On January 10, 2007, we entered into a Share Exchange Agreement (“the Agreement”) with Global Telecom Holdings, Ltd., a British Virgin Islands Corporation, (“GTHL”), and the shareholders of GTHL, (“the Shareholders”) under which the Company.  On March 27, 2007 (the “Effective Date”), the Merger described in Item 1.01 was completed (the “Closing”). After the Closing, we had outstanding 52,890,000 shares of Common Stock, and as a result of the Merger, GTHL became our wholly owned subsidiary. Upon the completion of the Merger, we changed our name to Guangzhou Global Telecom Holdings, Inc. and succeeded to the business of GTHL, which will be continued as our sole line of business.

We are now a nationally integrated mobile phone handset and pre-paid calling card distributor and provider of mobile handset value-added services. Future products and services include the GTL Lineless Messaging Service and retail sales and customer service operations. We are an independent qualified corporation that serves as a principle distribution agent for China Telecom, China Unicom, and China Mobile. We also maintain and operate the largest prepaid mobile phone card sales and distribution center in Guangdong Province and maintain cooperative distribution relationships with VK, Panasonic, Motorola, LG, GE and Bird corporations, among others.

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

In addition to existing hardware distribution and sales partnerships, in the coming months, we will focus on expanding our services, building a retail presence and developing e-commerce business units in order to build and maintain a high-quality brand and service reputation. We currently serve as a nationally integrated mobile phone handset and pre-paid calling card distributor and provider of mobile handset value-added services. Future products and services include Lineless Messaging Service (“LMS”) and retail sales and customer service operations.

We plan to focus our operations in the coming months on development activities, as they are a fundamental building block to our future financial success. More specifically, we will devote significant resources to identifying and developing new software and value-added services through an expanded network of regional and neighborhood service centers, shops and via a virtual store. We also plan to continue our distribution operations and to introduce current products and new and innovative software and services through an expanded network of regional and neighborhood retail service centers and shops. This new sales channel will allow us to sell direct to the consumer and to cross-sell additional value-added services and add-on products.

We anticipate building strong customer relationships in the local communities that are served in order to take advantage of future sales from existing loyal customers and through word of mouth advertisement.

We also plan to use our relationships within the distribution network to develop and offer value-added services and connected mobile handset services. After entry into a region, we will consult strategies used by existing and successful operations such as Virgin’s entry into England and America. GTL will penetrate the market in key cities and regions such as Beijing, Shanghai and Wuhan first. GTL aims to become the handset service distributor of China Mobile or China Unicom, by segmenting the market (for example, developing special communicated brands for young women) and through a demographically segmented, distributed cost model. Using resources from partners higher in the value chain and close agreements with other services, we will realize maximal profit via bundling communication, handset and value-added services within the networks.

We are also seeking a capital investment partner to fund expansion of our sales, distribution, and post-sale customer support in addition to the development of new business units and operations

Results of Operations for the Twelve Months Ended December 31, 2006 Compared to the Twelve Months Ended December 31, 2005

Revenue decreased from $22,346 for the twelve months ended December 31, 2005 to $19,378 for the twelve months ended December 31, 2006 a decrease of $2,968.

General and administrative expenses for the twelve months ended December 31, 2006 decreased to $28,530 from $30,854 for the twelve months ended December 31, 2005, representing an increase of $2,324.

Liquidity and Capital Resources

As of December 31, 2006 we had $107 in cash. A substantial amount of cash would be required in order to proceed with operations over the next twelve months. We intended to seek advice from investment professionals on how to obtain additional capital and believed that by being a public entity we would be more attractive to the sources of capital. In addition, we would need to raise additional capital to continue our operations past 12 months, and there was no assurance we would be successful in raising the needed capital.

We believed that we could not satisfy our cash requirements for the following twelve months with our current cash and expected revenues from our operations. However, management had planned to increase revenue and obtain additional financing in order to sustain operations for at least the next twelve months. Completion of our plan of operation was subject to attaining adequate revenue. We could not assure investors that adequate revenues would be generated. In the absence of our projected revenues, we were unable to proceed with our plan of operations.

In the event we were not successful in reaching our initial revenue targets, additional funds would have been required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We based this expectation, in part, on the fact that we might not be able to generate enough gross profit from our consulting services to cover our operating expenses. Consequently, there was substantial doubt about the Company’s ability to continue to operate as a going concern.

We are currently completing a financing with Zenith Capital Management LLC (“Zenith”) following the Merger. The Company shall issue 200,000 shares of Common Stock to Zenith at a purchase price of Two dollars and Fifty Cents ($2.50) per Share for an aggregate value of $500,000 to be purchased. The initial payment of $100,000 for the purchase of 40,000 shares was paid immediately upon execution of the Agreement. The second payment of $400,000 for the additional 160,000 shares shall be paid by the end of April 2007.

Critical Accounting Pronouncements

Guangzhou Global Telecom Inc.’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Equity Ventures views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Equity Ventures’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its results of operations and financial position.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7. Financial Statements.

Guangzhou Global Telecom, Inc.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of
Guangzhou Global Telecom, Inc.

We have audited the accompanying balance sheet of Guangzhou Global Telecom, Inc. (a Florida corporation), the related statements of operations, changes in shareholders’ deficiency and cash flows for December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guangzhou Global Telecom, Inc. , related statements of operations, changes in shareholders’ deficiency and cash flows for December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Guangzhou Global Telecom, Inc. will continue as a going concern. As discussed in Note B to the financial statements, Guangzhou Global Telecom, Inc. has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
April 10, 2007

GUANGZHOU GLOBAL TELECOM, INC.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.
BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$107	1,426

Total current assets	107	1,426

FIXED ASSETS, NET	-	822

Total assets	$107	$2,248

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$-	$2,800
Payroll taxes payable	-	1,122
Sales tax payable	-	3
Shareholder loans	-	17,865

Total current liabilities	-	21,790

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
Common stock, $.01 par value, 75,000,000 shares authorized
1,494,000 shares issued and outstanding	14,940	14,940
Paid-in capital	29,401	-
Retained earnings	(44,234)	(34,482)

Total shareholders' deficiency	107	(19,542)

Total liabilities and shareholders' deficiency	$107	$2,248

The accompanying notes are an integral part of the consolidated financial statements

GUANGZHOU GLOBAL TELECOM, INC.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005

Revenues	$19,378	$22,346

General and administrative expenses	28,530	30,854

Loss from operations	(9,152)	(8,508)

Other expense:
Interest expense	25	-
Loss on disposition of assets	575	-

Net loss	$(9,752)	$(8,508)

Weighted average shares outstanding - basic and diluted	1,494,000	1,483,052

EARNINGS PER SHARE - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements

GUANGZHOU GLOBAL TELECOM, INC.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Years Ended December 31, 2006 and 2005

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2004	1,467,000	$14,670	$-	$(25,710)	$(11,040)

Issuance of common stock	27,000	270	-	(264)	6
Forward stock split	-
Net loss	-	-	-	(8,508)	(8,508)

Balance at December 31, 2005	1,494,000	$14,940	$-	$(34,482)	$(19,542)

Capital contribution	-	-	29,401	-	29,401
Issuance of common stock	-	-	-	-	-
Net loss	-	-	-	(9,752)	(9,752)

Balance - December 31, 2006	1,494,000	$14,940	$29,401	$(44,234)	$107

The accompanying notes are an integral part of the consolidated financial statements

GUANGZHOU GLOBAL TELECOM, INC.
STATEMENTS OF CASH FLOWS
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.
Years Ended December 31, 2006 and 2005

	2006	2005

Cash Flows From Operating Activities:
Net loss	(9,752)	(8,508)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation Expense	247	548
Loss on disposition of assets	575	-
In kind contribution of services	29,401
Increase (decrease) in:
Accounts payable and accrued expenses	(3,925)	3,220

Net cash used in operating activities	16,546	(4,740)

Cash Flows From Investing Activities:

Net cash provided by investing activities	-	-

Cash Flows From Financing Activities:
Shareholder loans	(17,865)	6,869
Issuance of common stock	-	6
Decrease in amounts due to affiliates	-	(1,200)

Net cash provided by financing activities	(17,865)	5,675

Net increase (decrease) in cash and cash equivalents	(1,319)	935

Cash and cash equivalents, beginning of period	1,426	491

Cash and cash equivalents, end of period	107	1,426

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$25	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

Guangzhou Global Telecom, Inc.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated March 29, 1999 in the State of Florida. The Company provides property management products and services such as cleaning and maintenance support services and facilitating equipment leasing.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Going concern

As shown in the accompanying financial statements, the Company has incurred net losses of $9,752 and $8,508 during the years ended December 31, 2006 and 2005, respectively. These conditions create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do no include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value at December 31, 2006 because of the relatively short maturity of the instruments.

Fixed Assets

Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Guangzhou Global Telecom, Inc.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue through a variety of commercial real estate services - property subleases, equipment leases and ancillary property management and cleaning / maintenance support services. The Company provides these services and bills for them on a monthly basis. The Company recognizes its revenue when its monthly services are completed and its customers are billed.

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

Reclassifications

Certain amounts in the December 31, 2005 consolidated financial statements have been reclassified to conform to the December 31, 2006 presentation.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

Guangzhou Global Telecom, Inc.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Guangzhou Global Telecom, Inc.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements (continued)

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Guangzhou Global Telecom, Inc.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its results of operations and financial position.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

Guangzhou Global Telecom, Inc.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements (continued)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE C - SHAREHOLDER LOANS

Shareholder loans consist of amounts advanced to the Company to fund various working capital needs. These amounts are non-interest bearing and payable on demand.

NOTE D - RELATED PARTY TRANSACTIONS

The Company currently derives all of its equipment lease revenue from a lease to a related entity in which the Company and the related entity have common owners. The equipment lease is considered to be at a prevailing arm's length market rate.

NOTE E - RENT

The Company sublets its principal business location at 770 1st Avenue North, St. Petersburg, Florida on a month-to-month basis from a customer that has common stockholders with the Company. The monthly rent of $300 is fair market value for the space and usage being provided.

NOTE F - EARNINGS PER COMMON SHARE

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2006 and 2005, there were no common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

NOTE G - FORWARD STOCK SPLIT

On December 5, 2005 the Company's Board ratified and authorized a 4,500:1 forward stock split that resulted in 1,494,000 issued and outstanding shares.  These calculations were then restated to give retroactive effect to the December 5, 2005 4,500:1 stock split .

Guangzhou Global Telecom, Inc.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE H - SUBSEQUENT EVENT

On January 10, 2007, the Company, and Global Telecom Holdings, Ltd., a British Virgin Islands Corporation, (“GTHL”), and the shareholders of GTHL, (“the Shareholders”), entered into a Share Exchange Agreement. Pursuant to that Agreement, the Company will issue 39,817,500 shares of its restricted common stock to the Shareholders in exchange for 1,000 shares of GTHL common stock. The 1,000 shares of GTHL stock represent all of the issued and outstanding common stock of GTHL. This transaction was subject to close only upon GTHL's furnishing of certain required financial statements.

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2006.

There was no income tax expense for the year ended December 31, 2006.

The Company's benefit differs from the "expected" benefit for the year ended December 31, 2006 (computed by applying the Corporate tax rate of 38% to the loss before taxes), as follows:

	December 31,
	2006	2005
Computed “expected tax benefit	$(3,900)	$(3,403)

Valuation allowance	$3,900	$3,403
Benefit of operating loss carryforwards	-	-

Guangzhou Global Telecom, Inc.
F/K/A AVALON DEVELOPMENT ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2005	2004

Statutory federal income tax rate	34.0%	34.0%
Decrease in valuation allowance	(40.0)%	(40.0)%
State income taxes	6.0%	6.0%
Effective tax rate	(0)%	(0)%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

Deferred Tax Assets	31-Dec-06

Current Deferred Tax Assets	$-
Net operating loss carryforward	17,694

Less valuation allowance	($17,694)

Net deferred tax assets	$-

The Company has a net operating loss carryforward of approximately $44,234 available to offset future taxable income through 2019.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding the members of the Company’s Board of Directors and its executive officers as of December 31, 2006.

Name	Age	Position
Charles P. Godels	50	Former President, Chairman of the Board of Directors
Diane Harrison	50	Former Secretary/Director
David E. Dunn	50	Former Director
Michael T. Jones	42	Former Director
Madanna Yovino	48	Former Treasurer/Director

Background of Executive Officers and Directors

Charles P. Godels served as our President and Chairman of the Board of Directors from April 1, 2005 to January 8, 2007. Mr. Godels holds a B.A. degree from University of South Florida in Accounting. He sat and passed all four (4) parts of C.P.A. Exam in November 1978. His current Memberships/Affiliations include the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Since 09/93 when he founded his own practice he has been in practice and took in partner to form Godels & Solomon, L.C., C.P.A.’s. From August 1999, he has continued as managing partner in Godels Solomon Barber & Company, LLC (“GSBC”). His focus is “Traditional” (audit, accounting, & tax) and “nontraditional” (forecasts, projections, start-up’s, obtaining business financing, cash flow management services) services and assists in structuring real estate ventures / transactions (choice of entity, asset protection, 1031 exchange structuring, etc.). His emphasis is on clients in the healthcare industry, dental industry, and resident owned mobile home park cooperatives for whom he provides audit and ancillary services. However, he also provides these services, intermittently to clients in real estate, franchised fast food restaurants, marketing/distribution, automotive industry, retail, and a variety of other professional service businesses (law, architecture, mortuary services, etc.).

Ms. Harrison-served as our Secretary/Director from October 31, 2006 to January 8, 2007. Ms. Harrison has an undergraduate degree in Chemical Engineering and worked as an Engineer for Rockwell International as well as for the United States Department of Energy on the Yucca Mountain project as a manager on the design of hazardous waste disposal prior to attending and graduation from Stetson College of Law in May of 2000.  Since her graduation Ms. Harrison has been specializing in federal securities work, specifically small business registrations.

David E. Dunn served as our Director from April 1, 2005 to January 8, 2007. Mr. Dunn holds a B.S. degree in Business Administration from Glassboro State College. Since 1998 Mr. Dunn has been employed by NCR Corporation. He is a Solution Sales Specialist for east coast direct sales force. Responsibilities include product presentation and kick off of the new NCR 7454 POS Workstation to major accounts within the Northeast and Southeast Regions. He has acted as a product specialist to NCR’s direct sales force as well as NCR’s VAR, Partner and dealer community. He has direct account responsibilities for selected accounts in the northeast including Sbarro, Fuddruckers, Au Bon Pain, Reise, American Hospitality, and others. Specifically, he was the account Manager responsible for the new NCR 7460 system roll out into the Fuddruckers Restaurant chain.

Michael T. Jones served as our Director from April 1, 2005 to January 8, 2007. Mr. Jones holds a B.S. degree from the University of South Florida and a Masters in Business from Florida Metropolitan University (“F.M.U.”) For the last eighteen years (18) years he has been employed by UPS. He is responsible for customers in Pinellas County, Florida. He has extensive experience working with all types of businesses determining their shipping needs and requirements.

Madanna Yovino served as Treasurer/Director from April 1, 2005 to January 8, 2007. Ms. Yovino holds an A.A. from St. Petersburg Community College. Since 1989 she has had her own cleaning service. She has been responsible for sales and marketing as well as work production. In January of 2005 she was appointed as head of the Company’s corporate cleaning/maintenance division.

During the last five (5) years we know of no action in bankruptcy filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time. None of our officers and directors have been convicted in any criminal proceeding or being subject to a pending criminal action. None of our officers and directors are subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities. None of our officers and directors have been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Subsequent Event

Our new board of directors following the merger is as follows:

Name	Age	Position
Yankuan Li	50	Chief Executive Officer and Chairman of the Board
Yiwen Wu	43	Chief Operating Officer and Director
Zhihan Hu	43	Chief Financial Officer and Director

The principal occupation for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Yankuan Li
Chief Executive Officer and Chairman of the Board
Yankuan Li has been Chairman of the Board of GTL since 2005. From 2004-2005 he was General Manager of Guangzhou YueShen TaiYang Technology Ltd., a subsidiary of Pacificnet Inc. (Nasdaq: PACT). From 2003-2004 he was Managing Director of the phone card division of Guangzhou Trading Center of Renwoxing, responsible for phone cards. From 2000-2003 he was Department Manager of the Industrial and Commercial Bank of China Guangzhou Branch. Mr. Yankuan holds a bachelor degree in Business Management of Beijing United University in 1998.

Yiwen Wu
Chief Operating Officer
Yiwen Wu has been General Manger of GTL from 2005 to present. Gerneral From 2003-2005 he was Vice General Manager of Guangzhou Trading Center of Renwoxing, responsible for phone cards. From 2001-2003 he was Vice General Manager of Guangzhou YueShen Technology Limited.

Zhihan Hu
Chief Financial Officer
Zhihan Hu has been CFO of GTL from 2005 to present. In 2005 he was Financial Manager of Guangzhou Tianjian Real Estate Development Co., Ltd. From 2002-2004 he was Financial Manager of Guangdong Materials & Equipment Import & Export Co., Ltd. From 2000-2002 he was CFO of Huiyijia Household Appliance Co., Ltd. in Zhongshan and Zhuhai, representing Grandbuy Co.,Ltd. Mr. Zhihan is a CPA and holds a Bachelor’s degree in International Finance from Zhongshan University.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.  Executive Compensation.

Compensation of Executive Officers

 The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2004, 2005, and 2006. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Charles P. Godels, Former President, Chief Executive Officer and Chairman of the Board	2004 2005 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Laura Larsen , Former Secretary, Director	2004 2005 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Madanna Yovino Former Treasurer, Director	2004 2005 2006	$0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael T. Jones, Former Director	2004 2005 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
David E. Dunn, Former Director	2004 2005 2006	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Employment Agreements

None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information regarding the ownership of our capital stock, as of April 16, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address	Number of Common Shares Beneficially Owned(2)	Percent of Class
Yankuan Li (1)	12,343,424	23.3%
Yiwen Wu (1)	250,000	0.5%
Zhihan Hu (1)	10,000	0.02%
All directors and executive officers as a group (3 in number)	12,603,424	23.83%

(1) The person listed is an officer and/or director of the Company.
(2) Based on 53,090,000 shares of common stock issued and outstanding as of April 16, 2007.

Item 12.  Certain Relationships and Related Transactions.

None.

Item 13.  Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on January 6, 2006.

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on January 6, 2006.

10.1
Stock Purchase Agreement and Share Exchange dated January 10, 2007 by and among Avalon Development Enterprises, Inc., Global Telecom Holdings Limited, and the shareholders of Global Telecom Holdings Limited.
Incorporated by reference to Form 8K filed March 29, 2007

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2006, we were billed approximately $10,000 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANGZHOU GLOBAL TELECOM, INC.

By:	/s/ Li Yankuan
Li Yankuan
President, Chief Executive Officer, Chief Financial Officer

Date:	April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Yankuan	President, Chief Executive Officer,	April 16, 2007
Li Yankuan	Chief Financial Officer