Form 10QSB
period 2007-03-31
GuangZhou Global Telecom, Inc.
filed 2007-05-21
CIK 1346287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-130937
______________

Guangzhou Global Telecom, Inc.
(Exact name of small business issuer as specified in its charter)
______________

Florida	59-3565377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1802, North Tower, Suntec Plaza, No. 197 Guangzhou Avenue North Guangzhou, PRC	510075
(Address of principal executive offices)	(Zip Code)

+86 20 61299413
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2007: 53,090,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Information

Guangzhou Global Telecom, Inc.

Reviewed

Consolidated Financial Statements

March 31, 2007 and 2006

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Contents

Pages
Independent Accountant’s Report	1

Consolidated Balance Sheets	2

Consolidated Statements of Income	3

Consolidated Statements of Changes in Stockholders’ Equity	4

Consolidated Statements of Cash Flows	5 - 6

Notes to Consolidated Financial Statements	7 - 17

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles

South San Francisco, California      Samuel H. Wong & Co. LLP
May 12, 2007                    Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
At March 31, 2007 and 2006
(Stated in US Dollars)

	Note
ASSETS		2007	2006
Current assets
Cash	2(e)	$175,535	$200,009
Other Receivable	4	1,118,592	480,998
Note Receivable	5	361,725	142,178
Due from Related Party	10	261,524	15,855
Acquisition Receivable	11	400,000	500,000
Inventory	2(g)	15,206	876,500
Total Current Assets		2,332,582	2,215,540

Long term assets
Property, Plant & Equipment, Net	2(h),6	58,852	84,223
Security Deposits		30,296	19,166

Total Assets		$2,421,730	$2,318,929

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable		$-	$379,856
Taxes Payable		26,412	28,573
VAT Payable	7	1,019,440	432,200
Income Tax Payable	2(n)	61,867	12,387
Due to Shareholder	10	53,162	31,928
Accrued Liabilities and Other Payable		19,899	149,525
Acquisition Commitment	11	485,000	485,000
Total Current Liabilities		1,665,780	1,519,469

Total Liabilities	7	$1,665,780	$1,519,469

Stockholders' Equity

Common Stock US$0.01 par value;
75,000,000 authorized; 52,890,000 issued and
outstanding as of March 31, 2007 and 2006 respectively	9	$528,900	$528,900
Subscription Receivable	9	(86,384)	(86,384)
Other Comprehensive Income	2(p)	32,698	8,843
Retained Earnings		280,736	348,101

Total Stockholders' Equity		755,950	799,460
Total Liabilities & Stockholders' Equity		$2,421,730	$2,318,929

See notes to consolidated financial statements and accountant’s report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
for the three months ended March 31, 2007 and 2006
(Stated in US Dollars)

	Note
Revenue		2007	2006

Sales	2(j)	3,762,418	3,278,634
Cost of Sales		3,649,259	2,745,555
Gross Profit		113,159	533,079

Operating Expenses

Selling Expenses		24,669	227,221
Administration & General		73,053	240,305
Total Operating Expense		97,722	467,526

Operating Income/(Loss)		15,437	65,553

Other Income & Expenses

Interest Income		10,536	-
Other Expenses		(922)	-

Total Other Income and Expense		9,614	-

Income Tax	2(n)	12,637	12,356

Net Income		12,414	53,197

Basic and diluted net income per common share		0.0002	0.001

Basic and diluted weighted average common shares outstanding		52,890,000	52,890,000

See notes to consolidated financial statements and accountant’s report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
for the three months ended March 31, 2007 and 2006
(Stated in US Dollars)

	Total			Other
	Number of Share	Common Stock	Subscription Receivable	Comprehensive Income	Retained Earnings	Total

Balance, January 1, 2006	52,890,000	$528,900	(86,384)	5,488	294,904	742,908
Net income		-	-	-	53,197	53,197
Foreign currency translation adjustment	-	-	-	3,355	-	3,355
Balance, March 31, 2006	52,890,000	$528,900	(86,384)	8,843	348,101	799,460

	Total			Other
	Number of Share	Common Stock	Subscription Receivable	Comprehensive Income	Retained Earnings	Total

Balance, January 1, 2007	52,890,000	$528,900	(86,384)	25,664	268,322	736,502
Net income		-	-	-	12,414	12,414
Foreign currency translation adjustment	-	-	-	7,034	-	7,034
Balance, March 31, 2007	52,890,000	$528,900	(86,384)	32,698	280,736	755,950

See notes to consolidated financial statements and accountant’s report

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flows
for the three months ended March 31, 2007 and 2006
(Stated in US Dollars)

	2007	2006
	USD	USD
Cash Flow from Operating Activities

Cash Received from Customers	$3,645,000	$3,127,231
Cash Paid to Suppliers	(3,524,489)	(2,732,477)
Cash Paid for Selling, Administrative and General Expenses	(91,508)	(461,574)
Settlement of Advance to Related Parties	-	58,214
Cash Paid for Other Expenses	(922)	-

Cash Sourced/(Used) in Operating Activities	$28,081	$(8,606)

Cash Flows from Investing Activities

Investment in/(Settlement of) Notes Receivable	$4,632	$(4,542)
Purchase of Property, Plant & Equipment	1,377	-

Cash Used/(Sourced) in Investing Activities	$6,009	$(4,542)

Cash Flows from Financing Activities

Private Investor’s Deposit For Purchase of Common Stock	$100,000	$-
Advance Received from Shareholder	10,260	-
Cash Sourced/(Used) in Financing Activities	$110,260	$-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	$132,332	$(4,064)

Effect of Currency Translation	488	1,050

Cash & Cash Equivalents at Beginning of Period	42,715	203,023

Cash & Cash Equivalents at End of Period	$175,535	$200,009

See notes to consolidated financial statements and accountant’s report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Sourced in Operating Activities
for the three months ended March 31, 2007 and 2006
(Stated in US Dollars)

	2007	2006
	USD	USD

Net Income	12,414	53,197

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Depreciation	6,239	5,952
Decrease/(Increase) in Other Receivable	(127,956)	(151,404)
Decrease/(Increase) in Due from Related Parties	-	58,214
Decrease/(Increase) in Inventory	(6,131)	(202,996)
Increase/(Decrease) in Accounts Payable	-	88,847
Increase/(Decrease) in Taxes Payable	15,950	19,388
Increase/(Decrease) in Accrued Liabilities and Other Payable	4,364	(23,305)
Increase/(Decrease) in VAT Payable	110,588	131,145
Increase/(Decrease) in Income Tax Payable	12,613	12,356

Total of all adjustments	15,667	(61,803)

Net Cash Provided by (Used in) Operating Activities	28,081	(8,606)

See notes to consolidated financial statements and accountant’s report

Guangzhou Global Telecom, Inc.

Reviewed

Notes to Consolidated Financial Statements

March 31, 2007 and 2006

1.  ORGANIZATION AND PRINICPAL ACTIVITIES

Guangzhou Global Telecom, Inc. (the Company) formerly Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

On March 27, 2007, the Company underwent a reverse-merger with Global Telecom Holding Limited (GTHL, a British Virgin Islands (BVI) Company incorporated on April 1, 2004 under the British Virgin Islands International Business Companies Act (CAP. 291)) and its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited (GGT, established on December 4, 2004 in PRC with a registered and paid-up capital of $375,307 (RMB 3,030,000)) involving an exchange of shares whereby the Company issued an aggregate of 52,890,000 shares of common stock in exchange for all of the issued and outstanding shares of GTHL. In connection with the reverse merger, the Company shall issue 200,000 shares of common stock to Zenith Capital Management LLC in April 2007 at a price of $2.50 per share. For financial reporting purposes, these two transactions are classified as a recapitalization of Guangzhou Global Telecom, Inc. and the historical financial statements of GTHL. The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization, at March 31, 2007 as well as retroactively at March 31, 2006 as if these two transactions occurred at the beginning of the three-month period ended March 31, 2006 in wake of the reverse-merger presentation.

The Company, through its subsidiaries, is principally engaged in the distribution and trading of rechargeable phone cards, cellular phones and accessories within the City of Guangzhou, Guangdong Province, PRC. Customers of the Company embrace wholesalers, retailers and final users.

The Company now operates in a leased facility located at Ling Yuan Xi Lu, 13 Hao Ce San Duan, City of Guangzhou with a network of 5 self-operated retail stores.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

(b)	Consolidation

The consolidated financial statements include the Company and its two wholly-owned subsidiaries GTHL and GGT. The consolidated financial statements are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Economic and Political Risks

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

(d)	Use of Estimates

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These accounts and estimates include, but are not limited to, the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. The company maintains bank accounts only in the PRC. The company does not maintain any bank accounts in the United States of America.

(f)	Accounts Receivable-Trade

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

(g)	Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions. The inventories are telecommunication products such as mobile phone, rechargeable phone cards, smart chip, and interactive voice response cards.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Property, Plant, and Equipment

Property, plant and equipment are carried at cost net of accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with no salvage value. Estimated useful lives of the property, plant and equipment are as follows:

Equipment	5 years
Furniture and Fixtures	5 years
Leasehold Improvement	5 years
Motor Vehicles	3 years
Software	3 years

(i)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting periods, there was no impairment loss.

(j)	Revenue Recognition

Revenue from the sale of the products is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

(k)	Advertising

The Company expensed all advertising costs as incurred.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Research and Development

All research and development costs are expensed as incurred.

(m)	Foreign Currency Translation

The Company maintains its financial statements in the functional currency. The functional currency of the Company is the Renminbi (RMB). However, the accompanying financial statements are presented in United States dollars. Monetary assets and liabilities are translated at year-end exchange rates whereas revenues and expenses are translated at average exchange rates of the year. Capital accounts and fixed Assets/Long Term Assets are translated at the actual historical exchange rates when the capital transactions occurred. Any translation adjustments resulting are not included in determining net income, but are included in foreign exchange adjustment to other comprehensive income, as a component of stockholders’ equity.

Exchange Rates	2007	2006
Three-month periods ended March 31, RMB : US$ exchange rate	7.74090	8.03520
Average for the three-month periods ended March 31, RMB : US$ exchange rate	7.77136	8.05582

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(n)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States, People’s Republic of China (PRC) and Hong Kong SAR tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In respect of the Company’s subsidiaries domiciled and operated in China and Hong Kong, the taxation of these entities can be summarized as follows:

•
GGT located in the city of Guangzhou PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation is subject to Enterprise Income Taxes (“EIT”) at statutory rate of 33% which comprises 30% national income tax and 3% local income tax. However, the Company is a telecommunication company, and in accordance with the relevant regulations regarding the favorable tax treatment for this industry, GGT is entitled to have 100% and 50% tax exemption for the first (2005) and the second (2006) year respectively.

•	GTHL is subject to Hong Kong profits tax rate of 17.5%.

•	The Company is subject to United Satates Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on graduated rates in the range of:

Taxable Income
Rate	Over	But not over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	0

Based on the consolidated net income for the three months ended March 31, 2007, the Company shall be taxed at the 15% tax rate.

(o)	Statutory Reserve

Statutory reserve refers to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equalling 50% of the enterprise’s capital.

However, since GGT being an operating company in PRC does not itself have any foreign shareholders and that the Memorandum and Articles do not provide for such appropriation, the Company is therefore not required to fund the Statutory Reserve.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Other Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards, as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

(q)	Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities including such person's immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 10 )

(r)	Recent accounting pronouncements

In May 2005, the FASB issued a SFAS 154, “Accounting Changes and Error Corrections” to replace APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” requiring retrospective application to prior periods consolidated financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  The effective date for this statement is for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2006, the FASB issued a SFAS 155, “Accounting for Certain Hybrid Financial Instruments” to amend FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

3.  CONCENTRATION

(a)	Geographic Risk

Since the Company’s business is currently limited to the City of Guangzhou, any change of law or unpredicted deterioration of the existing business condition of the city will impact the Company.

(b)	Significant Relationships

A substantial portion of GGT’s business operations depend on mobile telecommunications in China; any loss or deterioration of such relationship may result in severe disruption to the business operations impacting the Company's revenue. GGT relies entirely on the networks and gateways of these phone operators to provide its services. The Company's agreements with these operators are generally for a short period of one year and generally do not have automatic renewal provision. If these providers are unwilling to continue with the Company, the Company's ability to conduct its existing business would be adversely affected.

4.  OTHER RECEIVABLE

Other receivable outstanding at March 31, 2007 and 2006 consisted of two types of accounts, namely (a) over-stocked cellular phone merchandise returned to supplier because of unsatisfactory market conditions and supplier graciously accepted the goods return pending for their disposal of such merchandise before making refund to the Company and (b) Company voluntarily extended financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	2007	2006

(a) Goods returned to two suppliers	229,413	133,696
pending for refund

(b) Trade financing to business	889,179	347,302
Associates 2006: 5 entities 2007: 13 entities

	$1,118,592	$480,998

5.  NOTE RECEIVABLE

Notes receivable at March 31, 2007 and 2006 pertained to the Company’s financing of two unrelated business associates without collateral on the following terms:

Borrower	Term	Interest	2007	2006

Wai Zhou Wong Choy Cable Factory	On Demand	12%	169,288	59,772
Kit Yeung Twilight Telecommunication & Cable Factory	On Demand	12%	192,437	82,406

			361,725	142,178

Interest receivable accrued at March 31, 2007 amounted to $10,536 (2006: nil).

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of March 31:

	2007	2006
Category of Asset
Equipment	12,427	10,639
Furniture & Fixtures	11,708	11,280
Leasehold Improvement	24,505	23,608
Motor Vehicles	61,305	59,060
	109,945	104,587

Less: Accumulated Depreciation	(51,093)	(20,364)
	58,852	84,223

The depreciation expenses were $6,239 and $5,952 for the three months ended March 31, 2007 and 2006, respectively.

7.   VAT PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT) at 4% of sales, on behalf of the government. The Company has been granted to pay the balance dues under two installments, which are by September 30, 2007 and March 31, 2008, by the government. The reason of this special arrangement is the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter.

8.  LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations in 2007 and 2006 amounted to $27,903 and $68,883 respectively. Future minimum lease payments under non-cancelable operating leases in the next year until termination of the leases amounted to $10,866 distributed as:

For the years ended March 31,
2008	10,866
Total	10,866

9.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 75,000,000 shares at a par value of US$0.01 each of which 52,890,000 shares at a par value of US$0.01 per share have been issued, paid-up and outstanding as of March 31, 2007 and 2006.

As a result of the reverse-merger on March 27, 2007 involving an exchange of shares between the Company and its subsidiaries led by Global Telecom Holding Limited, the total capitalization of the Company by common stock and related additional paid-in capital at March 31, 2007 and 2006 are depicted in the following table:

	March 31, 2007 and 2006
Name of Shareholder	Number of Shares	Common Stock Capital	% of Equity Holdings
Global Telecom (Group)	39,817,500	$ 398,175	75.28%
Original shareholders of the Company	13,072,500	130,725	24.72%

	52,890,000	$528,900	100.00%

10.   RELATED PARTY TRANSACTIONS

The following material transactions with related parties during the periods were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

The due from related party at March 31, 2007 and 2006 were $261,524 and $15,855 respectively.

The advances from the shareholder at March 31, 2007 and 2006 were $53,162 and $31,928 respectively.

11.   PENDING TRANSACTIONS

Subsequent to March 31, 2007, the Company issued 200,000 shares of common stock to Zenith Capital Management LLC on April 2, 2007.  All of the 200,000 shares were issued at a price of $2.50 per share which amounted to $500,000; however the net proceeds of this stock issuance were $485,000 of which a deposit of $85,000 had been received on March 28, 2007, leaving a balance of $400,000 paid by the purchaser on April 23, 2007.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

In addition to existing hardware distribution and retail sales, in the coming months, we will focus on expanding our services, building a retail presence and developing e-commerce business units in order to build and maintain a high-quality brand and service reputation. We currently serve as a nationally integrated mobile phone handset and pre-paid calling card distributor and provider of mobile handset value-added services. Future products and services include Mobile Messaging Service (“MMS”) and customer service operations.

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

We also plan to use our relationships within the distribution network to develop and offer value-added services and connected mobile handset services. After entry into a region, we will consult strategies used by existing and successful operations such as Virgin’s entry into England and America. GTL will penetrate the market in key cities and regions such as Beijing, Zhenzhou and Wuhan first. GTL aims to become the handset service distributor of China Mobile or China Unicom, by segmenting the market (for example, developing special communicated brands for young women) and through a demographically segmented, distributed cost model. Using resources from partners higher in the value chain and close agreements with other services, we will realize maximal profit via bundling communication, handset and value-added services within the networks.

We are also seeking a capital investment partner to fund expansion of our sales, distribution, and post-sale customer support in addition to the development of new business units and operations

Results of Operation

During the three months ended March 31, 2007, we earned $3,762,418 in revenues as compared to $3,278,634 during the same period ended in 2006, an increase of $483,784 or 14.8%.  The increase of revenue is mainly contributed to more acceptances of our products and services.

The gross profit decrease from $533,079 during the three months ended March 31, 2006 to $113,159 in the same period of 2007. Meanwhile, the gross margin dropped from 16% during the three months ended March 31, 2006 to 3% for the same period of 2007. The decrease is mainly due to the reason that China Mobile Guangzhou Branch changed its sales model which left thinner margin for agencies but took certain marketing function itself. As a result, the decrease of gross margin resulted in decrease of selling expenses in the mean time. Apart from this reason, due to more cash need to support the increasing sales amount and satisfy security deposits as required by China Mobile, the Company has to sell at a lower price to keep its cash flow healthy. However, with $500,000 funding arrived in April 2007, we are confident to raise up the gross margin.

Selling, general and administrative expenses were $97,722 during the three month period ended March 31, 2007 as compared to $467,526 for the same period ended in 2006, a decrease of $359,804 or 79%. This decrease is primarily due to the sharp decrease of advertising expenses.

Net gain recorded $12,414 during the three months ended March 31, 2007, as compared to $53,197 during the same period of 2006. The decrease of net profit is mainly due to the decrease of gross profit.

Liquidity and Capital Resources

 Cash provided by operating activities were $28,081 during the three months ended March 31, 2007 as compared to cash used in operating activities of $8,606 for the same period ended in 2006. Cash provided in operating activities during the three months ended March 31, 2007 mainly consisted of cash received from customers of $3,645,000, by netting off the cash paid for suppliers of $3,524,489, cash paid for selling and general administrative expenses of $91,508 and others $922. Cash used in operating activities for the three months ended March 31, 2006 mainly resulted from cash paid to suppliers of $2,732,477, paid for selling and general administrative expenses of $461,574 by netting off the cash received from customers of $3,127,231, settlement of amount due from related parties of $58,214.

Cash flows provided by investing activities were $6,009 for the three month period ended March 31, 2007 as compared to $4,542 used for the same period of 2006. Cash provided by investing activities consisted of proceeds on disposal of property and equipment and settlement of note receivable.

Cash flows provided by financing activities were $110,260 during the three months period ended March 31, 2007 as compared to zero for the same period of 2006. $100,000 came from the first installment of subscription of our common stock and the $10,260 was advance from shareholders.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Equity Ventures views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Equity Ventures’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 10, 2007, Avalon Development Enterprises, Inc., a Florida Corporation, (“the Company”), Global Telecom Holdings, Ltd., a British Virgin Islands Corporation, (“GTHL”), and the shareholders of GTHL, (“the Shareholders”), entered into a Share Exchange Agreement. Pursuant to that Agreement, the Company issued 39,817,500 shares of its restricted common stock to the Shareholders in exchange for 1,000 shares of GTHL common stock. Such shares were issued in accordance with an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A
A Form 8-K was filed on January 8, 2007 for the Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Form 8-K was filed on March 29, 2007 for Entry into a Material Definitive Agreement and Completion of an Acquisition or Sale of Assets

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.2	By-Laws *

	31.1	Certification of Li Yankuan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Hu Zhihan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Li Yankuan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Hu Zhihan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form SB-2 filed on January 9, 2006 (File no: 333-130937)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Guangzhou Global Telecom, Inc.

By:	/s/ Li Yankuan
Li Yankuan Chief Executive Officer

Dated:	May 21, 2007