Form 10QSB
period 2007-06-30
GuangZhou Global Telecom, Inc.
filed 2007-08-20
CIK 1346287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes          ☐                            No                   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2007: 53,090,000 shares of common stock.

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

SIGNATURES

i

PART I - FINANCIAL INFORMATION

Item 1.                                 Financial Information

Guangzhou Global Telecom, Inc.

Reviewed

Consolidated Financial Statements

June 30, 2007 and December 31, 2006

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Contents

Pages

Independent Accountant’s Report	1

Consolidated Balance Sheets	2

Consolidated Statements of Income	3

Consolidated Statements of Changes in Stockholders’ Equity	4

Consolidated Statements of Cash Flows	5 – 6

Notes to Consolidated Financial Statements	7 – 16

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets and stockholders’ equity of Guangzhou Global Telecom, Inc. as of June 30, 2007 and December 31, 2006, and the related consolidated statements of income and cash flows for the six-month and three-month periods ended June 30, 2007 and June 30, 2006. These interim consolidated financial statements are the responsibility of the Company's management.

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
August 12, 2007                                                                                                  Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
At June 30, 2007 and 31 December, 2006
(Stated in US Dollars)
	Note
ASSETS		2007	2006
Current assets
Cash	2(e)	$456,627	$37,148
Other Receivable	4	1,109,377	990,906
Note Receivable	5	217,541	343,143
Due from Related Party	10	265,830	258,962
Due from shareholder	10	235,837	-
Acquisition Receivable		-	500,000
Inventory	2(g)	57,037	8,962
Total Current Assets		2,342,249	2,139,121

Long term assets
Property, Plant & Equipment, Net	2(h),6	100,104	63,108
Security Deposits		14,257	29,998

Total Assets		$2,456,610	$2,232,227

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Taxes Payable		$36,990	$15,893
VAT Payable	7	1,077,623	899,516
Income Tax Payable	2(n)	89,085	48,722
Due to Shareholder	10	-	36,948
Acquisition Commitment		-	485,000
Accrued Liabilities and Other Payable		32,091	9,646
Total Current Liabilities		1,235,789	1,495,725

Total Liabilities		$1,235,789	$1,495,725

Stockholders' Equity

Common Stock US$0.01 par value;
75,000,000 authorized; 53,090,000 and 52,890,000issued and outstanding
as of June 30, 2007 and December 31, 2006 respectively	9	$530,900	$528,900
Additional-paid-in capital	9	346,616	-
Subscription Receivable		-	(86,384)
Other Comprehensive Income	2(p)	46,447	25,664
Retained Earnings		296,858	268,322

Total Stockholders' Equity		1,220,821	736,502
Total Liabilities & Stockholders' Equity		$2,456,610	$2,232,227

See notes to consolidated statements and accountant’s report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
for the three months and the six months ended June 30, 2007
(Stated in US Dollars)

		For the three months ended		For the six months ended
		June 30,		June 30,
		2007	2006	2007	2006
	Note
Revenues
Sales	2(j)	$4,789,850	3,315,681	$8,552,268	6,594,315
Cost of Sales		4,524,602	2,751,590	8,173,861	5,497,145
Gross profit		$265,248	564,091	$378,407	1,097,170

Operating Expenses

Selling expenses		116,241	241,458	140,910	468,679
Administrative and general expenses		106,864	243,621	179,917	483,926
Total Operating Expense		223,105	485,079	320,827	952,605

Operating Income		$42,143	79,012	57,580	144,565

Other Income & Expense

Interest income		-	-	10,536	-
Other expense		(5)	(1,198)	(927)	(1,198)

Total Other Income and Expense		(5)	(1,198)	9,609	(1,198)

Income tax	2(n)	26,016	12,839	38,653	25,195

Net income		$16,122	64,975	$28,536	118,172

Basic net income per common share		$0.0003	0.0012	$0.0005	0.0022

Basic weighted average common shares outstanding		53,090,000	52,890,000	52,990,000	52,890,000

See notes to consolidated statements and accountant’s report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
for the three months ended June 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

	Total		Additional-		Other
	Number of Share	Common Stock	paid-in Capital	Subscription Receivable	Comprehensive Income	Retained Earnings	Total

Balance, January 1, 2006	52,890,000	$528,900	-	(86,384)	5,488	294,904	742,908
Net income/ loss	-	-	-	-	-	221,145	221,145
Dividend	-	-	-	-	-	(247,727)	(247,727)
Foreign currency translation adjustment	-	-	-	-	20,176	-	20,176
Balance, December 31, 2006	52,890,000	$528,900	-	(86,384)	25,664	268,322	736,502

	Total		Additional-		Other
	Number of Share	Common Stock	paid-in Capital	Subscription Receivable	Comprehensive Income	Retained Earnings	Total

Balance, April 1, 2007	52,890,000	$528,900	-	-	32,698	280,736	842,334
Issue new share	200,000	2,000	346,616	-	-	-	348,616
Net income/ loss	-	-	-	-	-	16,122	16,122
Foreign currency translation adjustment	-	-	-	-	13,749	-	13,749
Balance, June 30, 2007	53,090,000	$530,900	346,616	-	46,447	296,858	1,220,821

See notes to consolidated statements and accountant’s report

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flows
for the three months and the six months ended June 30, 2007
(Stated in US Dollars)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	USD	USD	USD	USD
Cash Flow from Operating Activities

Cash Received from Customers	$5,082,114	3,357,992	$8,727,114	6,485,223
Cash Paid to Suppliers	(4,830,641)	(2,587,787)	(8,355,130)	(5,320,264)
Cash Paid for Selling, Administrative and General Expenses	(195,915)	(437,690)	(287,422)	(899,264)
Settlement of Advance to Related Parties	-	(320,891)	-	(262,677)
Cash Paid to Director	(250,221)	-	(250,221)	-
Cash Paid for Other Expenses	(5)	-	(927)	-
				-
Cash Sourced/(Used) in Operating Activities	$(194,668)	11,624	$(166,586)	3,018

Cash Flows from Investing Activities

Settlement of / (Investment in) Notes Receivable	$148,995	-	$144,363	4,542
Purchase of Property, Plant & Equipment	(52,215)	(3,708)	(53,592)	(3,708)

Cash Sourced/(Used) in Investing Activities	$96,780	(3,708)	$90,771	834

Cash Flows from Financing Activities

Private Investor’s Deposit For Purchase of Common Stock	$375,000	-	$475,000	-
Advance Received from Shareholder			10,260	-
Cash Sourced/(Used) in Financing Activities	$375,000	-	$485,260	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	277,112	7,916	409,445	3,852

Effect of Currency Translation	3,980	984	4,467	2,034

Cash & Cash Equivalents at Beginning of Period	175,535	200,009	42,715	203,023

Cash & Cash Equivalents at End of Period	$456,627	208,909	$456,627	208,909

See notes to consolidated statements and accountant’s report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Sourced in Operating Activities
for the three months and the six months ended June 30, 2007
(Stated in US Dollars)

	For the three month ended		For the six month ended
	June 30,		June 30,
	2007	2006	2007	2006
	USD	USD	USD	USD

Net Income / Loss	16,122	64,975	28,536	118,172

Adjustments to Reconcile Net Income to
Net Cash Provided by / (Used in) Operating Activities:

Depreciation	12,251	8,576	18,490	14,528
Decrease/(Increase) in Other Receivable	27,414	42,311	(100,541)	(109,093)
Decrease/(Increase) in Due from Related Parties	-	(230,383)	-	(172,169)
Decrease/(Increase) in Due from director	(250,221)	-	(250,221)	-
Decrease/(Increase) in Inventory	(41,252)	139,571	(47,383)	(63,425)
Decrease/(Increase) in Rental Deposits	16,406	-	16,406	-
Increase/(Decrease) in Accounts Payable	-	(58,914)	-	29,933
Increase/(Decrease) in Taxes Payable	10,062	(18,589)	26,012	799
Increase/(Decrease) in Accrued Liabilities and Other Payable	(52,512)	(65,848)	(48,148)	(89,153)
Increase/(Decrease) in VAT Payable	41,070	117,086	151,658	248,231
Increase/(Decrease) in Income Tax Payable	25,992	12,839	38,605	25,195

Total of all adjustments	(210,790)	(53,351)	(195,122)	(115,154)

Net Cash Provided by (Used in) Operating Activities	(194,668)	11,624	(166,586)	3,018

See notes to consolidated statements and accountant’s report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
June 30, 2007 and December 31, 2006

1.  ORGANIZATION AND PRINICPAL ACTIVITIES

Guangzhou Global Telecom, Inc. (the Company) formerly Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

On March 27, 2007, the Company underwent a reverse-merger with Global Telecom Holding Limited (GTHL, a British Virgin Islands (BVI) Company incorporated on April 1, 2004 under the British Virgin Islands International Business Companies Act (CAP. 291)) and its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited (GGT, established on December 4, 2004 in PRC with a registered and paid-up capital of $375,307 (RMB 3,030,000)) involving an exchange of shares whereby the Company issued an aggregate of 52,890,000 shares of common stock in exchange for all of the issued and outstanding shares of GTHL. In connection with the reverse merger, the Company issued 200,000 shares of common stock to Zenith Capital Management LLC in April 2007 at a price of $2.50 per share.  For financial reporting purposes, these two transactions are classified as a recapitalization of Guangzhou Global Telecom, Inc. and the historical financial statements of GTHL.  The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization, at June 30, 2007 as well as retroactively at December 31, 2006 as if these two transactions occurred at the beginning of the year ended December 31, 2006 in wake of the reverse-merger presentation.

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

Exchange Rates	2007	2006
Three-month periods ended June 30, RMB : US$ exchange rate	7.6155	7.9956
Average for the three-month periods ended June 30, RMB : US$ exchange rate	7.6763	8.0122

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

Based on the consolidated net income for the three months ended June 30, 2007, the Company shall be taxed at the 15% tax rate.

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

4.  OTHER RECEIVABLE

Other receivable outstanding at June 30, 2007 and December 31, 2006 consisted of two types of accounts, namely (a) over-stocked cellular phone merchandise returned to supplier because of unsatisfactory market conditions and supplier graciously accepted the goods return pending for their disposal of such merchandise before making refund to the Company and (b) Company voluntarily extended financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	2007	2006

(a) Goods returned to two suppliers	-	291,124
pending for refund

(b) Trade financing to business	1,109,377	699,782
Associates 2006: 6 entities 2007: 16 entities

	$1,109,377	$990,906

5.  NOTES RECEIVABLE

Notes receivable at June 30, 2007 and December 31, 2006 pertained to the Company’s financing of two unrelated business associates without collateral on the following terms:

Borrower	Term	Interest	2007	2006

Wai Zhou Wong Choy Cable Factory	On Demand	12%	117,831	155,583
Kit Yeung Twilight Telecommunication & Cable Factory	On Demand	12%	99,710	187,560

			217,541	343,143

Interest receivable accrued at June 30, 2007 amounted to $10,536 (2006: nil).

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of June 30,2007 and December 31, 2006:

	2007	2006
Category of Asset
Equipment	64,960	10,936
Furniture & Fixtures	15,199	11,594
Leasehold Improvement	12,778	24,265
Motor Vehicles	71,452	60,705
	164,389	107,500

Less: Accumulated Depreciation	(64,285)	(44,392)
	100,104	63,108

The depreciation expenses were $12,251 and $8,578 for the three months ended June 30, 2007 and 2006, respectively.

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

7.           LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations in 2007 and 2006 amounted to $34,924 and $191,930 respectively. Future minimum lease payments under non-cancelable operating leases in the next year until termination of the leases amounted to $6,237 distributed as:

For the years ended June 30,
2008	6,237
Total	6,237

9.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 75,000,000 shares at a par value of US$0.01 of which 53,090,000 and 52,890,000 shares at a par value of US$0.01 per share have been issued, paid-up and outstanding as of June 30, 2007 and December 31, 2006.

The Company issued 200,000 shares of common stock to Zenith Capital Management LLC on April 2, 2007 at a price of $2.50 per share, which were issued at premium of $2.49 per share in excess of par value.  The amount of share premium of $498,000 from which is deducted the stock issuance to the original stockholders of $86,384 as well as stock issuance cost $65,000, to derive at a net amount of $346,616 is recognized as additional paid in capital and disclosed in the balance sheet as of June 30, 2007.

10.  RELATED PARTY TRANSACTIONS

The following material transactions with related parties during the periods were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

The due from related party at June 30, 2007 and 31 December 2006 were $265,830 and $258,962 respectively.

The due from shareholder at June 30, 2007 and 31 December 2006 were $235,837 and $nil respectively.

11.  SUBSEQUENT EVENTS

On July 31, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the investors.  The aggregate purchase price was $3,000,000, and the investment was as follows:

•
Common Stock Purchase Warrants (the “Warrants”) to purchase 2,090,592 shares of the Company’s common stock at a price of $1.12 per share, subject to adjustment, exercisable for a period of five years.  The Warrants may also be exercised on a “cashless” basis if at any time after one year from the closing of the Purchase Agreement, there is no effective registration statement, or no current prospectus available for, the resale of the shares underlying the Warrants (the “Warrant Shares)

•
Senior Secured Convertible Debentures (the “Debentures”) with face value of $3,000,000 and interest rate of 8% per annum are to be matured in two years.  The Debentures can be convertible into shares of common stock at an initial conversion price equal to $0.82 in accordance with the terms in a Security Agreement dated 31 July 2007.

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

Three months ended June 30, 2007 compared with three months ended June 30, 2006

During the three months ended June 30, 2007, we earned $4,789,850 in revenues as compared to $3,315,681 during the same period ended in 2006, an increase of $1,474,169 or 44%.  The increase of revenue is mainly contributed to our efforts on promotion and more acceptance of our services.  With new branches opened in Zhengzhou and Wuhan, we will see more sales growth in the following quarters.

The gross profit decrease from $564,091 during the three months ended June 30, 2006 to $265,248 in the same period of 2007.  Meanwhile, the gross margin dropped from 17% during the three months ended June 30, 2006 to 6% for the same period of 2007.  The decrease is mainly due to the reason that China Mobile Guangzhou Branch changed its sales model which left thinner margin for agencies but took certain marketing function itself.  As a result, the decrease of gross margin resulted in decrease of selling expenses in the mean time.  Apart from this reason, certain sales rebate in connection with the sales during this quarter will be booked in our records in the following quarters.  Due to the fund support, our gross margin grew from 3% for the three months ended March 31, 2007 to 6% for the three months ended June 30, 2007.

Selling, general and administrative expenses were $223,105 during the three month period ended June 30, 2007 as compared to $485,079 for the same period ended in 2006, a decrease of $261,974 or 54%.  This decrease is primarily due to the sharp decrease of advertising expenses.

Net gain recorded $16,122 during the three months ended June 30, 2007, as compared to $64,975 during the same period of 2006.  The decrease of net profit is mainly due to the decrease of gross profit.

Six months ended June 30, 2007 compared with six months ended June 30, 2006

During the six months ended June 30, 2007, we earned $8,552,268 in revenues as compared to $6,594,315 during the same period ended in 2006, an increase of $1,957,953 or 30%.  The increase of revenue is mainly contributed to our efforts on promotion and more acceptance of our services.

The gross profit decrease from $1,097,170 during the six months ended June 30, 2006 to $378,407 in the same period of 2007.  Meanwhile, the gross margin dropped from 17% during the six months ended June 30, 2006 to 4% for the same period of 2007.  The decrease is mainly due to the reason that China Mobile Guangzhou Branch changed its sales model which left thinner margin for agencies but took certain marketing function itself.  As a result, the decrease of gross margin resulted in decrease of selling expenses in the mean time.  Apart from this reason, certain sales rebate in connection with the sales during first two quarters will be booked in our records in the following quarters.

Selling, general and administrative expenses were $320,827 during the six month period ended June 30, 2007 as compared to $952,605 for the same period ended in 2006, a decrease of $631,778 or 66%.  This decrease is primarily due to the sharp decrease of advertising expenses.

Net gain recorded $28,536 during the six months ended June 30, 2007, as compared to $118,172 during the same period of 2006.  The decrease of net profit is mainly due to the decrease of gross profit.

Liquidity and Capital Resources

 Cash used by operating activities were $166,586 during the six months ended June 30, 2007 as compared to cash provided in operating activities of $3,018 for the same period ended in 2006.  Cash provided in operating activities during the six months ended June 30, 2007 mainly consisted of cash received from customers of $8,727,114, by netting off the cash paid for suppliers of $8,355,130, cash paid for selling and general administrative expenses of $287,422, related parties of $250,221 and others $927.  Cash provided in operating activities for the six months ended June 30, 2006 mainly resulted from cash received from customers of $6,485,223 by netting off the cash paid to suppliers of $5,320,264, paid for selling and general administrative expenses of $899,264, paid to related parties of $262,677.

Cash flows provided by investing activities were $90,771 for the six month period ended June 30, 2007 as compared to $834 provided for the same period of 2006.  Cash provided by investing activities during the six month period ended June 30, 2007 consisted of settlement of note receivable of $144,363 by netting off purchase of property and equipment of $53,592.

Cash flows provided by financing activities were $485,260 during the six months period ended June 30, 2007 as compared to zero for the same period of 2006.  $475,000 came from the net proceeds from subscription of our common stock and the $10,260 was advance from shareholders.

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

Item 3.                                Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

A Form 8-K was filed with the SEC on April 2, 2007 for the dismissal of the previous auditor and appointment of Jewett, Schwartz, Wolfe, and Associates as the new auditor for the Company. On April 11, 2007, an amendment to the Form 8-K for change in auditor was filed with the SEC.

A Form 8-K was filed with the SEC on May 14, 2007 for the dismissal of the previous auditor and appointment of Samuel H. Wong & Co. LLP as the new auditor for the Company.

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

Guangzhou Global Telecom, Inc.

By:	/s/ Li Yankuan
Li Yankuan Chief Executive Officer

Dated:	August 18, 2007