Form 10QSB
period 2007-09-30
GuangZhou Global Telecom, Inc.
filed 2007-11-15
CIK 1346287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

SIGNATURES

Guangzhou Global Telecom, Inc.

Reviewed

Consolidated Financial Statements

September 30, 2007 and December 31, 2006

(Stated in US Dollars)

Contents	Pages

Independent Accountant's Report	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders' Equity	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Consolidated Financial Statements	8 - 22

SAMUEL H. WONG & CO, LLP
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of September 30, 2007 and December 31, 2006, and the related consolidated statements of income and cash flows for the nine-month and three-month periods ended September 30, 2007 and September 30, 2006. These interim consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Samuel H. Wong & Co., LLP
South San Francisco, California	Samuel H. Wong & Co., LLP
October 13, 2007	Certified Public Accountant

South San Francisco Head Office:	Shanghai Representative Office:		Hong Kong Office:
400 Oyster Point Blvd., Suite 122	1266 Nan Jing West Road		Cosco Tower, Room 4612
So. San Francisco, CA 94080, U.S.A.	39/F, Plaza 66, Shanghai		183 Queen's Road Central, Hong Kong
Tel: (415) 732-1288	P.R.C. 200040		Tel: (852) 2526-9262, 2802-4878
Fax: (415) 397-9028	Tel:	(8621) 6288-0058	Fax: (852) 2815-4726, 2511-3538
Mobile: (415) 609-6789	Mobile:	(86) 138-1779-1830	Mobile: (852) 6092-6552
Email: swongcpa@aol.com	Fax:	(8421)6288-0058	Email: swongcpa©netvigator.com

Website: http://www.swongcpa.com

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
At September 30, 2007 and 31 December, 2006
(Stated in US Dollars)

	Note
ASSETS		2007	2006
Current assets
Cash	2(e)	$1,662,112	$37,148
Prepayment and Other Receivable	4	1,558,127	990,906
Note Receivable	5	39,285	343,143
Due from Related Party	11	269,536	258,962
Due from shareholder	11	618,982	-
Acquisition Receivable		-	500,000
Inventory	2(g)	12,645	8,962
Total Current Assets		4,160,687	2,139,121

Long term assets
Property, Plant & Equipment, Net	2(h),6	145,212	63,108
Security Deposits		10,917	29,998
Goodwill		174,172	-

Total Assets		$4,490,988	$2,232,227

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Taxes Payable		$66,803	$15,893
VAT Payable	7	1,197,459	899,516
Income Tax Payable	2(n)	141,334	48,722
Due to Shareholder	11	-	36,948
Acquisition Commitment		-	485,000
Accrued Liabilities and Other Payable		132,825	9,646
Convertible Debenture - Current Portion	9	785,848	-
Total Current Liabilities		2,324,269	1,495,725

Long term Liabilities
Convertible Debenture - Non-Current Portion	9	665,335

Total Liabilities		$2,989,604	$1,495,725

See notes to consolidated statements and accountant's report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets (Continued)
At September 30, 2007 and 31 December, 2006
(Stated in US Dollars)

Stockholders' Equity

Common Stock US$0.01 par value;
75,000,000 authorized; 53,170,000 and 52,890,000 issued and outstanding
as of September 30, 2007 and December 31, 2006 respectively	10	$531,700	$528,900
Additional-paid-in capital	10	1,067,639	-
Subscription Receivable		-	(86,384)
Other Comprehensive Income	2(p)	34,988	25,664
Retained Earnings		(132,943)	268,322

Total Stockholders' Equity		1,501,384	736,502
Total Liabilities & Stockholders' Equity		$4,490,988	$2,232,227

See notes to consolidated statements and accountant’s report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the three months and the nine months ended September 30, 2007 and 2006
(Stated in US Dollars)

		For the three months ended		For the nine months ended
		September 30,		September 30,
		2007	2006	2007	2006
	Note
Revenues
Sales	2(j)	$6,417,955	351,162	$15,016,769	6,963,297
Cost of Sales		6,014,799	225,689	14,233,807	5,737,757
Gross profit		$403,156	125,473	$782,962	1,225,540

Operating Expenses

Selling expenses		56,897	30,933	198,110	500,847
Administrative and general expenses		238,364	74,859	419,060	560,090
Total Operating Expense		295,261	105,792	617,170	1,060,937

Operating Income		$107,895	19,681	165,792	164,603

Other Income & Expense

Interest income		-	-	10,842	-
Other expense		(486,618)	(271)	(487,556)	(1,468)

Total Other Income and Expense		(486,444)	(271)	(476,714)	(1,468)

Income tax	2(n)	51,252	9,506	90,060	34,768

Net income		$(429,801)	9,904	$(400,982)	128,367

Basic net income per common share		$0.0081	0.0002	$(0.0076)	0.0024

Basic weighted average common shares outstanding		53,170,000	52,890,000	53,050,000	52,890,000

Diluted net income per common share		$(0.0055)	0.0002	$(0.0050)	0.0024

See notes to consolidated statements and accountant’s report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
for the three months ended June 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

	Total		Additional-		Other
	Number of Share	Common Stock	paid-in Capital	Subscription Receivable	Comprehensive Income	Retained Earnings	Total

Balance, January 1, 2006	52,890,000	$528,900	-	(86,384)	5,488	294,904	742,908
Net income/ loss	-	-	-	-	-	221,145	221,145
Dividend	-	-	-	-	-	(247,727)	(247,727)
Foreign currency translation adjustment	-	-	-	-	20,176	-	20,176
Balance, December 31, 2006	52,890,000	$528,900	-	(86,384)	25,664	268,322	736,502

	Total		Additional-		Other	Retained Earnings
	Number of Share	Common Stock	paid-in Capital	Subscription Receivable	Comprehensive Income	(Accumulated Losses)	Total

Balance, June 1, 2007	53,090,000	$530,900	346,616	-	46,447	296,858	1,220,821
Issue new share	80,000	800	61,600	-	-	-	62,400
Net income/ loss	-	-	-	-	-	(429,801)	(429,801)

Issue convertible debenture and shares purchase warrant	-	-	659,423	-	-	-	659,423
Foreign currency translation adjustment	-	-	-	-	(11,459)	-	(11,459)
Balance, September 30, 2007	53,170,000	$531,700	1,067,639	-	34,988	(132,943)	1,501,384

See notes to consolidated statements and accountant’s report

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flows
for the three months and the six months ended June 30, 2007
(Stated in US Dollars)

	Or the three months ended		For the nine month ended
	September 30,		September 30,
	2007	2006	2007	2006
Cash Flow from Operating Activities	USD	USD	USD	USD

Cash Received from Customers	$6,417,954	30,468	$15,145,068	6,515,691
Cash Paid to Suppliers	(6,400,282)	7,708	(14,755,412)	(5,312,556)
Cash Paid for Selling, Administrative and General Expenses	(152,767)	(156,437)	(440,189)	(1,055,701)
Settlement of Advance to Related Parties				(262,677)
Cash Paid to Director	(349,890)		(600,111)
Cash Paid for Other Expenses	(375,050)		(375,977)

Cash Used in Operating Activities	$(860,035)	(118,261)	$(1,026,621)	(115,243)

Cash Flows from Investing Activities

Settlement of / (Investment in) Notes Receivable	$180,065		324,428	4,542
Purchase of Property, Plant & Equipment	(57,556)		(111,148)	(3,708)
Acquisition of equity shares in a subsidiary	(37,500)		(37,500)

Cash Sourced in Investing Activities	85,009		175,780	834

Cash Flows from Financing Activities

Private Investor's Deposit For Purchase of Common Stock			475,000
Advance Received from Shareholder			10,260
Issue of convertible debenture	1,999,038		1,999,038
Cash Sourced in Financing Activities	$1,999,038		$2,484,298

Net Increase/(Decrease) in Cash & Cash

Equivalents for the Period	1,224,012	(118,261)	1,633,457	(114,409)

Effect of Currency Translation	(18,527)	1,628	(8,493)	3,662

Cash & Cash Equivalents at Beginning of Period	456,627	208,909	37,148	203,023

Cash & Cash Equivalents at End of Period	$1,662,112	92,276	$1,662,112	92,276

See notes to consolidated statements and accountant’s report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and the nine months ended September 30, 2007 and 2006
(Stated in US Dollars)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	USD	USD	USD	USD
Net Income / Loss	$(429,801)	9,904	$(400,982)	128,367
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities:

Depreciation	14,123	10,729	32,613	25,257
Interest expense on convertible debenture	104,454	-	104,454	-
Interest expense on Share Purchase Warrant	7,114	-	7,114	-
Increase in Other Receivable an Prepayment	(430,365)	(264,727)	(530,906)	(373,820)
Increase in Due from Related Parties	-	-	-	(172,169)
Increase in Due from Shareholder	(349,890)	-	(600,111)	-
Decrease/(Increase) in Inventory	44,881	641,109	(2,502)	577,684
Decrease in Rental Deposits	3,514		19,920	-
Decrease in Accounts Payable	-	(153,603)	-	(123,670)
Increase/(Decrease) in Taxes Payable	29,100	(34,546)	55,112	(33,747)
Decrease in Accrued Liabilities and Other Payable	(7,934)	(327,127)	(56,365)	(416,571)
Increase in VAT Payable	104,106	-	255,764	248,231
Increase in Income Tax Payable	50,663	-	89,268	25,195

Total of all adjustments	(430,234)	(128,165)	(625,639)	(243,610)

Net Cash Used in Operating Activities	$(860,035)	(118,261)	$(1,026,621)	(115,243)

See notes to consolidated statements and accountant’s report

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

1.	ORGANIZATION AND PRINICPAL ACTIVITIES

Guangzhou Global Telecom, Inc. (the Company) formerly Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

On March 27, 2007, the Company underwent a reverse-merger with Global Telecom Holding Limited (GTHL, a British Virgin Islands (BVI) Company incorporated on April 1, 2004 under the British Virgin Islands International Business Companies Act (CAP. 291)) and its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited (GGT, established on December 4, 2004 in PRC with a registered and paid-up capital of $375,307 (RMB 3,030,000)) involving an exchange of shares whereby the Company issued an aggregate of 39,817,500 shares of common stock in exchange for all of the issued and outstanding shares of GTHL. In connection with the reverse merger, the Company issued 200,000 shares of common stock to Zenith Capital Management LLC in April 2007 at a price of $2.50 per share. For financial reporting purposes, these two transactions are classified as a recapitalization of Guangzhou Global Telecom, Inc. and the historical financial statements of GTHL. The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization, at September 30, 2007 as well as retroactively at December 31, 2006 as if these two transactions occurred at the beginning of the year ended December 31, 2006 in wake of the reverse-merger presentation.

During the three months ended September 30 2007, the Company newly established 4 subsidiaries namely Zhengzhou Global Telecom Equipment Limited (ZGTE), Macau Global Telecom Company Limited (MGT), Huantong Telecom Hongkong Holding Limited (HTHKH) and Huantong Telecom Singapore Company PTE Limited (HTS) with capital of RMB 500,000, Macau Dollar 300,000, Hong Kong Dollar 100 and Singapore Dollar 200,000 respectively.

The Company, through its subsidiaries, is principally engaged in the distribution and trading of rechargeable phone cards, cellular phones and accessories within the City of Guangzhou, Guangdong Province, PRC. Customers of the Company embrace wholesalers, retailers and final users.

The Company now operates in a leased facility located at Room 29D, Block E, Zhu Jiang Di Jing Hao Jing Qian, Haizhu Qu, City of Guangzhou.

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

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)  Consolidation

The consolidated financial statements include the Company and its six wholly-owned subsidiaries GTHL, GGT, ZGTE, HTS, HTHKH and MGT. The consolidated financial statements are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated.

(c)  Economic and Political Risks

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

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

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(I)  Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

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

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) 0) Revenue Recognition

Revenue from the sale of the products is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

(k)  Advertising

The Company expensed all advertising costs as incurred.

(1)      Research and Development

All research and development costs are expensed as incurred.

(m)     Foreign Currency Translation

The Company maintains its financial statements in the functional currency. The functional currency of the Company is the Renminbi (RMB). However, the accompanying financial statements are presented in United States dollars. Monetary assets and liabilities are translated at year-end exchange rates whereas revenues and expenses are translated at average exchange rates of the period. Capital accounts- and fixed Assets/Long Term Assets are translated at the actual historical exchange rates when the capital transactions occurred. Any translation adjustments resulting are not included in determining net income, but are included in foreign exchange adjustment to other comprehensive income, as a component of stockholders' equity.

Exchange Rates	2007	2006
RMB : US$ exchange rate as at September 30,	7.5108	7.9087

Average RMB : US$ exchange rate for the three months ended September 30,	7.5618	7,9672

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) (n) Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States, People's Republic of China (PRC) and Hong Kong SAR tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company's subsidiaries domiciled and operated in China and Hong Kong, the taxation of these entities can be summarized as follows:

•
GGT located in the city of Guangzhou PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation is subject to Enterprise Income Taxes ("EIT") at statutory rate of 33% which comprises 30% national income tax and 3% local income tax. However, the Company is a telecommunication company, and in accordance with the relevant regulations regarding the favorable tax treatment for this industry, GGT is entitled to have 100% and 50% tax exemption for the first (2005) and the second (2006) year respectively.

•	GTHL is subject to Hong Kong profits tax at tax rate of 17.5%.

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of:

Taxable Income
Rate	Over	But not over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	0

Based on the consolidated net income for the three months ended September 30, 2007, the Company shall be taxed at the 15% tax rate.

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)  Statutory Reserve

Statutory reserve refers to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equalling 50% of the enterprise's capital.

However, since GGT being an operating company in PRC does not itself have any foreign shareholders and that the Memorandum and Articles do not provide for such appropriation, the Company is therefore not required to fund the Statutory Reserve.

(p)  Other Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards, as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's current component of other comprehensive income is the foreign currency translation adjustment.

(q)  Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities including such person's immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 11)

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007and the year ended December 31, 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)  Accounting for Derivative instruments

The Company designates its derivatives based upon the criteria established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item due to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure affects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized in net income in the current period. It is the Company's policy to classify all of its derivative instruments for cash flow purposes as operating activities.

(s)  Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)  Recent accounting pronouncements

In February 2006, the FASB issued a SFAS 155, "Accounting for Certain Hybrid Financial Instruments" to amend FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

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

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

3.  CONCENTRATION

(a)  Geographic Risk

Since the Company's main business is currently focused in the City of Guangzhou, any change of law or unpredicted deterioration of the existing business condition of the city will impact the Company.

(b)  Significant Relationships

A substantial portion of GGT's business operations depend on mobile telecommunications in PRC; any loss or deterioration of such relationship may result in severe disruption to the business operations impacting the Company's revenue. GGT relies entirely on the networks and gateways of these phone operators to provide its services. The Company's agreements with these operators are generally for a short period of one year and generally do not have automatic renewal provision. If these providers are unwilling to continue with the Company, the Company's ability to conduct its existing business would be adversely affected.

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

4. OTHER RECEIVABLE AND PREPAYMENT

Other receivable and prepayment outstanding at September 30, 2007 and December 31, 2006 consisted of three types of accounts, namely (a) over-stocked cellular phone merchandise returned to supplier because of unsatisfactory market conditions and supplier graciously accepted the goods return pending for their disposal of such merchandise before making refund to the Company, (b) Company voluntarily extended financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, and (c) Company advance payment to supplier for inventories .

Type of Account	2007	2006
(a) Goods returned to two suppliers pending for refund	-	291,124

(b) Trade financing to business Associates	568,839	699,782

2006: 6 entities
2007: 6 entities

(c) Prepayment	989,288	-

2006: nil
2007: 10 entities
	$1,558,127	$990,906

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

5.  NOTES RECEIVABLE

  Notes receivable at September 30, 2007 and December 31, 2006 pertained to the Company's financing of two unrelated business associates without collateral on the following terms:

Borrower	Term	Interest	2007	2006

Wai Zhou Wong Choy Cable Factory	On Demand	12%	8,139	155,583
Kit Yeung Twilight
Telecommunication & Cable Factory	On Demand	12%	31,146	187,560

			39,285	343,143

   Interest receivable accrued at September 30, 2007 amounted to $24,060 (2006: 25,583).

6.  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following as of September 30, 2007 and December 31, 2006:

	2007	2006
Category of Asset
Equipment	19,225	10,936
Furniture & Fixtures	12,956	11,594
Leasehold Improvement	103,145	24,265
Motor Vehicles	89,190	60,705
	224,516	107,500

Less: Accumulated Depreciation	(79,304)	(44,392)
	145,212	63,108

The depreciation expenses were $14,123 and $10,729 for the three months ended September 30, 2007 and 2006, respectively.

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

7.  VAT PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company has been granted to pay the balance dues under two installments, which are by September 30, 2007 and March 31, 2008, by the government. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter.

8.  LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the three months ended September 30, 2007 and 2006 amounted to $34,367 and $44,729 respectively. Future minimum lease payments under non-cancelable operating leases in the next year until termination of the leases amounted to $7,656 distributed as:

For the years ended September 30,
2008	$7,656
Total	$7,656

9.     CONVERTIBLE BONDS AND BOND WARRANTS

On July 31, 2007, the Company completed a financing transaction with several investors (the "Subscriber") issuing (i) $2,000,000 Fixed Rate Convertible Bonds due in 2009 and (ii) a stock purchase warrant to purchase an aggregate of 2,090,592 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that will expire in 2012 (the "Warrants").

The Convertible Bonds were subscribed at a price equal to 87.25% of their principal amount, which is the issue price of $2,285,714 less a 12.5% discount. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated July 31, 2007 (the "Trust Deed").

•	Interest Rate. The Bond bears interest at the rate of 8% per annum of the principal amount.

•	Conversion. Each Bond is convertible at the option of the holder at any time after July 31, 2007 up to July 31, 2009, into shares of our common stock at a fixed conversion price of $0.82 per share.

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

9. CONVERTIBLE DEBENTURE AND BOND WARRANTS (Continued)

On July 31, 2007 the Company also entered into a registration rights agreement with the Subscriber pursuant to which the Company agreed to include the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants in a pre-effective amendment to a registration statement that the Company have on file with the SEC. The Company intends to have the registration statement covered the resale of the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants.

At July 31, 2007, the date of issuance, the Company determined the fair value of the Debenture to be $2,000,000 The warrants and the beneficial conversion feature were $445,993 and $213,430 respectively, which were determined under the Black-Scholes valuation method. They are included under stockholders' equity as additional paid in capital – stock warrants and additional paid in capital – beneficial conversion feature respectively in accordance with guidance of APB 14 and EITF No. 98-5. Accordingly, the interest discount on the warrants and beneficial conversion feature were recorded, and are being amortized by the straight-line method of 5 years and 2 years respectively.

Because of the fact that the Fixed Rate Convertible Debenture contain three separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows:

(1)	Convertible Debenture	$2,285,714
(2)	Discount	$285,714
(3)	Warrant	$213,430
(4)	Beneficial Conversion Feature	$445,993

The above items (2), (3), and (4) are to be amortized to interest expense over the term of the Debenture by the effective interest method as disclosed in the table below.

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

9. CONVERTIBLE DEBENTURE AND BOND WARRANTS (Continued)

  The Convertible Debentures Payable, net consists of the following:

	2007	2006
	USD	USD

Convertible Debenture - Principal and interest
Balance as at beginning of period	-	-
Addition	$2,000,000	-
Redemption	-	-
Interest Charged for the current period	66,326	-
Repayment of interest in current period	-	-
Balance as at end of period	2,066,326	-

Less: Interest discount – Beneficial conversion feature

Balance as at beginning of period	-
Addition	445,993	-
Amortization	(37,166)	-
Balance as at end of period	408,827	-

Less: Interest Discount - Warrant

Balance as at beginning of period	-	-

Addition	213,430	-
Amortization	(7,114)	-
Balance as at end of period	206,316	-

Convertible Debenture, net	$1,451,183	-

  The Convertible Debenture was classified as current and non-current as follows

	2007	2006
	USD	USD

Non-current portion	$785,848	-
Current Portion	665,335	-
	$1,451,183	-

Guangzhou Global Telecom, Inc
Note to the Financial Statements
For the three-month periods ended September 30, 2007 and the year ended December 31, 2006
(Stated in US Dollars)

10.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 75,000,000 shares at a par value of US$0.01 of which 53,170,000 and 52,890,000 shares at a par value of US$0.01 per share have been issued, paid-up and outstanding as of September 30, 2007 and December 31, 2006.

The retroactive presentation of recapitalization upon reverse-merger on March 7, 2007 back to December 31, 2006 is being depicted in the following table:

Total common shares issued and outstanding in the shell (Avalon Development Enterprises Inc) prior to reverse-merger: 1,494,000 shares which underwent a 87.5:1 split	13,072,500 shares

New issue of shares to shareholders of shell upon reverse-merger in exchange of all of the GTHL shares	39,817,500 shares

Total common shares issued and outstanding at December 31, 2006 after stock split	52,890,000 shares

The Company issued 200,000 shares of common stock to Zenith Capital Management LLC on April 2, 2007 at a price of $2.50 per share, which was issued at premium of $2.49 per share in excess of par value. The amount of share premium of $498,000 from which is deducted the stock issuance to the original stockholders of $86,384 as well as stock issuance cost $65,000, to derive at a net amount of $346,616 is recognized as additional paid in capital and disclosed in the balance sheet as of September 30, 2007.

The Company issued 80,000 shares of common stock to Mr. Li Hanguang , a shareholder of the Company on July 1, 2007 at a price of $0.78 per share, which was issued at premium of $0.77 per share in excess of par value. The issue of this 80,000 common shares together with cash of $150,000 constituted the consideration in respect of the Company's acquisition of the entire equity shares of MGT from a shareholder of the Company (see Note 11). The amount of share premium of $61,600 is recognized as additional paid in capital and disclosed in the balance sheet as of September 30, 2007.

11.  RELATED PARTY TRANSACTIONS

The following material transactions with related parties during the periods were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

The due from related party at September 30, 2007 and December 31, 2006 were $269,536 and $258,962 respectively.

The due from shareholder at September 30, 2007 was $618,982 and the due to shareholders at December 31, 2006 was $36,948.

On 1 July 2007, the Group acquired the entire equity shares of MGT from a shareholder of the Company at the consideration of $150,000 and 80,000 common shares of the Company.

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

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

During the nine months ended September 30, 2007, we earned $15,016,769 in revenues as compared to $6,963,297 during the same period ended in 2006, an increase of $8,053,472 or approximately 215%.  The increase of revenue is mainly contributed to our efforts on promotion and more acceptance of our services.  With new branches opened in Zhengzhou and Wuhan, we will see more sales growth in the following quarters.

The gross profit increased from $5,737,757 during the nine months ended September 30, 2006 to $14,233,807 in the same period of 2007.

Meanwhile, selling, general and administrative expenses were $238,364 during the three month period ended September 30, 2007 as compared to $74,859 for the same period ended in 2006, an increase of $163,505 or approximately 318.%.  This increase is primarily due to placement agent fees provided in our recently private placement.

Net loss recorded $400,902 during the nine months ended September 30, 2007, as compared to a net profit of $128,367 during the same period of 2006.  The decrease of net profit is mainly due to the decrease of gross profit.

Liquidity and Capital Resources

Cash used in operating activities were $1,026,621 during the nine months ended September 30, 2007 as compared to cash provided in operating activities of $115,243 for the same period ended in 2006.  Cash provided in operating activities during the nine months ended September 30, 2007 mainly consisted of cash received from customers of $15,145,065, by netting off the cash paid for suppliers of $14,755,412, cash paid for selling and general administrative expenses of $440,189, related parties of $600,111 and others $375,977.  Cash provided in operating activities for the nine months ended September 30, 2006 mainly resulted from cash received from customers of $6,515,691 by netting off the cash paid to suppliers of $5,312,556, paid for selling and general administrative expenses of $1,055,701, paid to related parties of $262,677.

Cash flows provided by investing activities were $175,780 for the nine month period ended September 30, 2007 as compared to $834 provided for the same period of 2006.  Cash provided by investing activities during the nine month period ended September 30, 2007 consisted of settlement of note receivable of $324,428 by netting off purchase of property and equipment of $111,148.

Cash flows provided by financing activities were $2,484,298 during the nine months period ended September 30, 2007 as compared to zero for the same period of 2006.  $475,000 came from the net proceeds from subscription of our common stock and the $10,260 was advance from shareholders.  $1,999,038 came from the issuances of convertible debentures.

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

Item 3.                                Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

Guangzhou Global Telecom, Inc.

By:	/s/ Li Yankuan
Li Yankuan Chief Executive Officer

Dated:	November 15, 2007