Form 10KSB
period 2007-12-31
GuangZhou Global Telecom, Inc.
filed 2008-03-31
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State issuer’s revenues for its most recent fiscal year. $21,453,232

        Aggregate market value of the common stock held by non-affiliates of the Company as of December 31, 2007: $10,952,975.52

        Number of shares of the registrant’s common stock outstanding as of December 31, 2007:  53,170,000 shares of Common Stock.

i

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

PART I

Item 1. Description of Business.

General

We were incorporated as Avalon Development Enterprises, Inc. (“Avalon”) on March 29, 1999, under the laws of the State of Florida. From inception, we engaged in the acquisition of commercial property and expanded into building cleaning, maintenance services, and equipment leasing as supporting ancillary services and sources of revenue.  On January 10, 2007, Avalon, Global Telecom Holdings, Ltd., a British Virgin Islands Corporation (“GTHL”), and the shareholders of GTHL, entered into a Share Exchange Agreement. Pursuant to that Agreement, the Company issued 39,817,500 shares of its restricted common stock to the Shareholders of GTHL in exchange for all of the issued and outstanding common shares of GTHL common stock. Pursuant to this transaction, on March 27, 2007, GTHL became a wholly-owned subsidiary of Avalon, and the Company changed its name to Guangzhou Global Telecom Holdings, Inc. and succeeded to the business of GTHL.   Now we are a nationally integrated mobile phone handset and pre-paid calling card distributor and provider of mobile handset value-added services. Future products and services include the GTL Lineless Messaging Service and retail sales and customer service operations. We are an independent qualified corporation that serves as a principle distribution agent for China Telecom, China Unicom, and China Mobile. We also maintain and operate the largest prepaid mobile phone card sales and distribution center in Guangdong Province and maintain cooperative distribution relationships with VK, Panasonic, Motorola, LG, GE and Bird corporations, among others.

Overview

We are a nationally integrated mobile phone handset and pre-paid calling card distributor and provider of mobile handset value-added services. Future products and services include the GTL Lineless Messaging Service and retail sales and customer service operations. We are an independent qualified corporation that serves as a principle distribution agent for China Telecom, China Unicom, and China Mobile. We also maintain and operate the largest prepaid mobile phone card sales and distribution center in Guangdong Province and maintain cooperative distribution relationships with VK, Panasonic, Motorola, LG, GE and Bird corporations, among others.

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

Financing

Based on rapid current and anticipated future growth in the mobile phone and mobile phone parts supply and distribution markets and ever increasing demand for mobile consumer telecommunications devices, we are seeking a capital investment partner to fund expansion of our sales, distribution, and post-sale customer support in addition to the development of new business units and operations

Production

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

Revenue Sources

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

During the expansion / product introduction phase, retail outlets and product lines will be kept at current size and production levels to focus on development and deployment of LMS. As the margins for LMS exceed those of our traditional distribution business, potential losses from lack of distribution expansion will be offset by gains in market penetration of the instant messaging markets.

             Aside from existing in-house prototype development of future products, We have not yet decided on any specific internal and/or outsourced contractor solutions to produce, deploy, and support LMS and associated services.

             The distribution channels associated with these revenue streams are discussed in greater detail below:

Direct-support distribution & service network
Using current distribution agent relationships with network service providers and handset manufacturers, we will open multi-functional distribution and post-sale retailer support service centers in five Chinese provinces over a 12 month period. These service centers will be strategically located in areas which will improve relationships with existing distribution & retail partners while increasing margins through increased cost-efficiency. The first service centers will be located in Beijing and Guangzhou, PRC. These centers will serve as management control centers for future retail and wholesale activities.

Specialty shop expansion
Using the five regional multi-functional service centers as local management headquarters, we will establish up to 20 regional specialty shops that will be responsible for the direct interface with manufacturers and functionalization of OEM handsets for retail partner distribution.

These shops will add value through improved quality assurance, reduced product development cycle times, and greater control over handset acquisition and distribution systems. These shops will perform on-site troubleshooting and engineering design to solve supply-side function and quality problems at a minimal overall cost. It is estimated that it will take up to 18 months to establish and staff these 20 regional specialty shops.

Integration of service center & specialty shop network
Once established, the 25 regional service centers and specialty shops will serve as the foundation for our future wholesale and direct-to-consumer retail operations. This newly expanded China-wide presence will place us in close proximity not only with its entire potential domestic market and international retail partners, but also in close geographic range of peers and other emerging competitive threats.

Development of GTL lineless messaging system
Once our initial expansion is complete, it will be prepared to launch a proprietary enhanced instant messaging service software application in concert with its mobile phone distribution agreements. Our lineless messaging system (LMS™) will primarily serve as an intra-corporate communications system that will enable a company to instantly disseminate routine or time-sensitive information to some or all of its employees. Messages may also be sent to a particular subset of the organization based on the employee’s role in the company or for as something as personal as a “happy birthday” message. This system will replace a large portion of an organization’s communication overhead traditionally fulfilled by email or courier messages.

In addition to dissemination of information, LMS™ will facilitate critical company management functions such as meeting reminders, location changes, field reports, etc. This more intuitive and rapid communication protocol will occur through a device that virtually all people already own and carry with them everywhere - their mobile phone. The ability for an organization to communicate more efficiently without additional hardware requirements will give any organization an instant competitive operational advantage. With sufficient and prompt capital investment, initial deployment of LMS™ should occur by mid to late 2007 throughout China with expansion worldwide soon after.

Overview of LMS™

       For most messaging service providers, message entry requires accessing the Internet through the line entry of a special service number. GTL LMS does not require discrete text messaging numbers as in the current and traditional ways of transmitting a message through the Internet, but instead sends messages directly by way of PHS/GSM/CDMA mobile web transmission protocols. Using the unique hardware address of each mobile device, LMS™ doesn’t need any special messaging service numbers or an operator to transfer the message - thus the name: lineless messaging service.

       LMS is a complex software application which is deployed by itself on PCs, mobile computers, and mobile telephony. It can be used to build unattached messages and enter the LMS network at any point and reach any properly configured subscriber device.

Marketing

  Our new strategy is a natural follow on to our existing telephone distribution operation, which is becoming the largest distribution agreement inside and outside China. We anticipate opening fixed and virtual retail outlets in order to continue distributing current products, consumer electronic products and mobile phone value added services.

       In line with the development of mobile communication standards and increasing consumer demand for non-voice communications, network added service will be the new development of mobile communication. GTL is currently seeking and offering globally innovative techniques, products and services to include the following mobile functions:

➢	Color-message
➢	Drawing and ring
➢	Chord ring
➢	Staying color picture

➢	WAP
➢	Note games
➢	Treasure box
➢	IVR chatting

       We use our relationships within the distribution network to develop and offer value-added services and connected mobile handset services. After entry into a region, we will consult strategies used by existing and successful operations such as Virgin’s entry into England and America. GTL will penetrate the market in key cities and regions such as Beijing, Shanghai and Wuhan first. GTL aims to become the handset service distributor of China Mobile or China Unicom, by segmenting the market (for example, developing special communicated brands for young women) and through a demographically segmented, distributed cost model. Using resources from partners higher in the value chain and close agreements with other services, we will realize maximal profit via bundling communication, handset and value-added services within the networks.

Competition

    China has become the world’s largest mobile telecommunications market. By the end of 2006, nearly 500 million Chinese citizens used mobile phones. This represents 37 percent of the population. In 2006 alone, more than 48 million people purchased their first mobile phones and projections indicate another 50 million more first time users will purchase in 2007. By 2010, almost half of China’s 1.3 billion people will be using mobile phones. As the Chinese population becomes saturated with multiple mobile handsets per person, demand will still exist for upgraded replacement platforms and value-added services. Customer’s value-added services will operate on an exclusive basis with our company.

           Our new strategy is a natural follow on to its existing telephone distribution operation, which is becoming the largest distribution agreement inside and outside China. GTL anticipates opening fixed and virtual retail outlets in order to continue distributing current products, consumer electronic products and mobile phone value added services.

Subsequent Event

    On January 30, 2008, Huantong Telecom Singapor Company Pte. Ltd. (“Huantong”), a wholly-owned subsidiary of Guangzhou Global Telecom, Inc. entered into a Letter of Intent (the “LOI”) with TCAM Technology Pte.  Ltd. (“TCAM”), whereby Huantong agreed to purchase 30% of the total authorized shares of TCAM for the purchase amount of S$200,000 and 3 million shares of Guangzhou Global Telecom, Inc. common stock.  Additionally, the LOI mandated that TCAM allocate two director seats on its Board of Directors to representatives of Huantong.

    On February 14, 2008, Huantong and TCAM executed a final share transfer agreement (the “Agreement”) whereby Huantong agreed to purchase 30% of the total authorized shares of TCAM for the purchase amount of S$200,000 and 3.5 million shares of Guangzhou Global Telecom, Inc. common stock.  The S$200,000 will serve as an infusion of cash for TCAM’s business operations.  The 3.5 million shares will be delivered to shareholders of TCAM selected by TCAM.  The TCAM shareholder that are provided shares shall be able to sell 50% of such shares freely in the open market six months after the date of the Agreement and the remaining 50% of the such shares freely in the open market one year after the date of the Agreement.  In consideration for the money and shares, TCAM will allocate two director seats on its Board of Directors to representatives of Huantong.

Intellectual Property

We do not own any intellectual property.

Government Approval and Regulation

We do not need government approval for our principal products or services.

Employees

        As of January 24, 2008, the Company has 50 employees.

Item 2. Description of Property.

    As of December 31, 2007, the Company’s corporate offices are located at Room 1802, North Tower, Suntec Plaza, No. 197 Guangzhou Avenue North Guangzhou, PRC 510075.  We pay $3,050 in rent per month for a lease term of 2 years.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “GZGT” since May 15, 2007.   There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	High	Low
May 15, 2007 to June 30, 2007	$2.95	$0.70
July 1, 2007 to September 30, 2007	$1.28	$0.66
September 30, 2007 to December 31, 2007	$1.08	$0.25

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of December 31, 2007, in accordance with our transfer agent records, we had 117 recordholders of our 53,170,000 shares of Common Stock.

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

Recent Sales of Unregistered Securities

On July 31, 2007 (the “Issuance Date”), we entered into a Securities Purchase Agreement with Enable Growth Partners LP, Pierce Diversified Strategy Master Fund LLC, and Enable Opportunity Partners LP (individually, the “Investor” and collectively, the “Investors”), whereby the Investors committed to purchase (i) $3,000,000 in Callable Secured Convertible Notes (the “Notes”) with a principal amount aggregating $3,428,571 based on an original issue discount of 12.5% and (ii) warrants to purchase 2,090,582 shares of our common stock (the “Warrants”).

In conjunction with the Securities Purchase Agreement entered into with the Investors, on February 21, 2008, we entered into an Amendment Agreement (the “Amendment Agreement”) with the Investors whereby we amended the conversion price of the Notes to $0.28 and the exercise price of the Warrants to $0.28.  Secondly, pursuant to the terms of the Amendment Agreement, each Investor, severally and not jointly with the other Investor, waived the condition to the Second Closing as defined within the Securities Purchase Agreement that the Registration Statement be declared effective by February 1, 2008, provided that a Registration Statement registering 130% of the Registrable Securities (as defined in the Registration Rights Agreement) has been declared effective prior to the date hereof and shall have thereafter remained effective through and including the date of the Second Closing, as defined within the Securities Purchase Agreement.

Additionally, in conjunction with Amendment Agreement and the effectiveness of our Registration Statement on Form SB-2 on February 4, 2008, the Investors funded the Second Closing, as defined within the Securities Purchase Agreement with a purchase of $1,000,000, which principally aggregates to the amount of $1,142,857 based on an original issue discount of 12.5%.

Based on our recent financing, we have also issued warrants convertible into 9,198,604 shares of our common stock. Each Warrant entitles to holder to one share of our common stock. The warrants were issued as follows: Enable Growth Partners LP- 7,108,012 warrant shares, Pierce Diversified Strategy Master Fund LLC- 418,120 warrant shares, Enable Opportunity Partners LP- 836,236 warrant shares and Midtown Partners & Co., LLC – 836,236 warrant shares.  The exercise price is $0.28.

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

Results of Operation

Fiscal year ended December 31, 2007 compared with fiscal year ended December 31, 2006

During fiscal year ended December 31, 2007, we earned $21,453,232 in revenues as compared to $12,829,462 during the fiscal year ended in 2006, representing an increase of $8,623,770 or approximately 67%.

The increase of revenue is mainly contributed to our efforts on promotion and more acceptance of our services.  With new branches opened in Zhengzhou, Wuhan and Macau, we will see more sales growth in future.

The gross profit decreased to $1,249,934 during the fiscal year ended December 31, 2007 from $1,440,960 in the same period of 2006.   The decrease of gross profit is mainly due to the reason that China Mobile Guangzhou Branch changed its sales model which left thinner margin for agencies but took certain marketing function itself.  As a result, the decrease of gross margin resulted in decrease of selling expenses in the mean time.

Meanwhile, selling, general and administrative expenses (“SG&A expenses”) were $1,548,351 during the fiscal year ended December 31, 2007 as compared to $1,197,158 for the fiscal year ended in 2006, representing an increase of $351,193 or approximately 29%.   The increase of SG&A expenses was mainly due to the cost related to the convertible debt financing and reverse merger.   Furthermore, lot of travelling costs and professional costs were paid to search for target companies to be acquired or branches to be set up.

Other expenses were $544,618 during the year ended December 31, 2007, which mainly included the non-recurring financing cost related to the convertible debt and the continuing interest expenses.  The financing cost included investment banker fee, lawyer fee, due diligence fee, etc.   The interest expenses included interest of convertible debt, amortization of discount on the convertible debt, amortization of the fair value of granting financial instruments.

Net loss recorded $984,489 during the fiscal year ended December 31, 2007, as compared to a net profit of $220,980 during the fiscal year ended December 31, 2006.  The decrease of net profit is mainly due to the increase of SG&A expenses and other expenses.

Liquidity and Capital Resources

Cash used in operating activities were $2,876,970 during the fiscal year ended December 31, 2007 as compared to cash provided in operating activities of $274,862 for the same period ended in 2006.   Cash used from operating activities during year 2007 was mainly resulted from net loss of $984,489, increase of receivables of $1,889,945, and increase in inventory of $421,436, netting off increase in VAT payable of $410,879.

Cash flows provided by investing activities were $565,936 for the fiscal year ended December 31, 2007 as compared to $198,452 used for the fiscal year ended December 31, 2006.   Cash provided from investing activities during year 2007 was resulted from proceeds from repayment of note receivable, related parties and acquisition receivable of $311,392, $226,402 and $500,000 respectively, by netting of acquisition of property and equipment, intangible assets and advances for business development of $105,571, $173,958 and $192,798 respectively.

Cash flows provided by financing activities were $2,502,088 during the fiscal year ended December 31, 2007 compared to $239,879 used in financing activities for the fiscal year ended in 2006.   Cash provided by the financing activities was mainly due to the proceeds from issuance of stock and issuance of convertible debt.

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

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report

Recent Accounting Pronouncements

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

Revenue Recognition

The Company recognizes revenue when services have been provided and collection is reasonably assured.

Stock-Based Compensation

The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the years ended December 31, 2006 and 2005.

         In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company’s 2006 financial statements.

Item 7. Financial Statements.

Guangzhou Global Telecom, Inc.

Consolidated Financial Statements

December 31, 2007 and 2006

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Contents	Pages

Report of Independent Registered Public Accounting Firm1 - 2	1

Consolidated Balance Sheets 3	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity 5	5

Consolidated Statements of Cash Flows	6 – 7

Notes to Consolidated Financial Statements 7 - 10	8 – 22

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Guangzhou Global Telecom, Inc as of December 31, 2007 and 2006, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California                                                                                Samuel H. Wong & Co. LLP
January 27, 2008                                                                                                           Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of December 31, 2007 and 2006
(Stated in US Dollars)

	Note
ASSETS			2007	2006
Current Assets
Cash	2	(e)	$228,202	$37,148
Other Receivable	4		515,862	990,906
Note Receivable	5		31,751	343,143
Due from Related Party	11		32,560	258,962
Due from Shareholder	11		118,047	-
Purchase Deposits	4		2,380,375	29,999
Acquisition Receivable			-	500,000
Advance for Business Development			192,329	-
Inventory	2	(g)	430,398	8,962
Total Current Assets			3,929,524	2,169,119

Non-Current Assets
Property, Plant & Equipment, Net	2	(h),6	168,679	63,108
Goodwill			173,958	-

Total Assets			$4,272,161	$2,232,227

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Taxes Payable			$60,535	$15,893
VAT Payable	7		1,310,395	899,516
Income Tax Payable	2	(n)	200,961	48,722
Due to Shareholder	11		-	36,948
Acquisition Commitment			-	485,000
Accrued Liabilities and Other Payable			259,326	9,646
Convertible Debenture - Current Portion	9		1,373,560	-
Total Current Liabilities			3,204,777	1,495,725

Non-Current Liabilities
Convertible Debenture – Non-Current Portion	9		749,175	-

Total Liabilities			$3,953,952	$1,495,725

See notes to the financial statements

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets (Continued)
As of December 31, 2007 and 2006
(Stated in US Dollars)

	Note
Stockholders' Equity			2007	2006

Common Stock US$0.01 par value;
75,000,000 authorized; 53,170,000 and 52,890,000 issued and outstanding as of
December 31, 2007 and 2006 respectively	10		$531,700	$528,900
Additional-paid-in capital	10		408,216	-
Subscription Receivable			-	(86,384)
Other Comprehensive Income	2	(p)	20,101	25,664
Retained Earnings			(641,808)	268,322

Total Stockholders' Equity			318,209	736,502
Total Liabilities & Stockholders' Equity			$4,272,161	$2,232,227

See notes to the financial statements

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

			2007	2006
	Note
Revenues
Sales	2	(j)	$21,453,232	$12,829,462
Cost of Sales			20,203,298	11,388,502
Gross profit			$1,249,934	$1,440,960

Operating Expenses

Selling Expenses			166,399	575,332
Administrative and general expenses			1,381,952	621,826
Total Operating Expense			1,548,351	1,197,158

Operating Income/(Loss)			$(298,417)	$243,802

Other Income & Expenses

Interest income			2,529	25,037
Other expenses			544,618	177

Income/(Loss) before taxation			(840,506)	268,662

Income tax benefit/(expense)	2	(n)	143,983	(47,682)

Net income			$(984,489)	220,980

Basic net income per common share			$(0.0185)	0.0042

Basic weighted average common shares outstanding			53,080,000	52,890,000

Diluted net income per common share			$(0.0141)	0.0042

Diluted common shares outstanding			58,048,048	52,890,000

See notes to the financial statements

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2007 and 2006
(Stated in US Dollars)

	Total Number of Share	Common Stock	Additional- paid-in Capital	Subscription Receivable	Other Comprehensive Income	Retained Earnings	Total

Balance, January 1, 2006	52,890,000	528,900	-	(86,384)	5,488	294,904	742,908

Net income	-	-	-	-	-	220,980	220,980

Dividend	-	-	-	-	-	(247,727)	(247,727)

Foreign currency translation adjustment	-	-	-	-	20,176	165	20,341

Balance, December 31, 2006	52,890,000	528,900	-	(86,384)	25,664	268,322	736,502

	Total Number of Share	Common Stock	Additional- paid-in Capital	Subscription Receivable	Other Comprehensive Income	Retained Earnings / Accumulated Losses	Total

Balance, January 1, 2007	52,890,000	528,900	-	(86,384)	25,664	268,322	736,502

Issue new share	280,000	2,800	408,216	86,384	-	-	497,400

Net loss	-	-	-	-	-	(984,489)	(984,489)

Foreign currency translation adjustment	-	-	-	-	68,796		68,796

Balance, December 31, 2007	53,170,000	531,700	408,216	-	20,101	(716,167)	318,209

Accumulated Comprehensive Income
For the years ended December 31, 2007 and 2006 (Stated in US Dollars)
	2006	2007	Total
Comprehensive Income
Net (Loss)/Income	$220,980	$(984,489)	$(763,509)
Other Comprehensive Income
Foreign Currency Translation Adjustment	20,176	68,796	88,972
Total Comprehensive Income	$241,156	$(915,693)	$(674,537)

See notes to the financial statements

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006
(Stated in US Dollars)

	2007	2006
	USD	USD
Cash Flow from Operating Activities

Cash Received from Customers	$21,522,028	12,021,100
Cash Paid to Suppliers	(24,401,527)	(11,771,117)
Interest Received	2,529	25,057
Cash Paid for Other Expenses	-	(178)

Cash Used in/ (Sourced from) Operating Activities	$(2,876,970)	274,862

Cash Flows from Investing Activities

Repayment of Notes Receivable	$311,392	(188,364)
Repayment of Related Party Advance	226,402
Advance for business development	(192,798)	-
Deposit paid	-	(10,088)
Purchase of Property, Plant, & Equipment	(105,571)	-
Purchase of intangible assets	(173,958)	-
Repayment of Acquisition receivable	500,000	-

Cash Used in Investing Activities	$565,936	(198,452)

Cash Flows from Financing Activities

Issuance of common stock	$497,400	-
Dividend paid	-	(250,567)
Loan to shareholder	-	10,688
Loan from shareholder	118,047	-
Cash received from issuance of Convertible debenture	2,122,735	-
Cash Sourced from/ (Used in) Financing Activities	$2,502,088	(239,879)

Net Increase/ (Decrease) in Cash & Cash Equivalents for the Year	191,054	(163,469)

Effect of Currency Translation	-	3,025

Cash & Cash Equivalents at Beginning of Year	37,148	197,592

Cash & Cash Equivalents at End of Year	$228,202	37,148

See notes to the financial statements

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the years ended December 31, 2007 and 2006
(Stated in US Dollars)

	2,007	2,006
	USD	USD

Net (Loss)/Income	(984,489)	220,980

Adjustments to Reconcile Net (Loss)/Income to
Net Cash (Used in)/Sourced from Operating Activities:

Depreciation	46,460	28,984
Finance cost	-	177
Increase in Prepayment, Deposit and other receivable	(1,889,945)	(639,093)
Increase in Due from Related Parties	-	(178,914)
Increase in Due from Shareholder	-	-
(Increase) / Decrease in Inventory	(421,436)	668,701
Decrease in Accounts Payable	-	(292,722)
Increase in Taxes Payable	44,642	1,015
Increase /(Decrease) in Accrued Liabilities and Other Payable	-	(160,248)
Increase in VAT Payable	410,879	578,263
Increase in Income Tax Payable	152,239	47,719
Decrease in Acquisition Payable	(485,000)	-
Increase in Accrued Liability	249,680	-

Total of all adjustments	(1,892,481)	53,882

Net Cash (Used in)/ Sourced from Operating Activities	(2,876,970)	274,862

See notes to the financial statements

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Guangzhou Global Telecom, Inc. (the Company) formerly Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

On March 27, 2007, the Company underwent a reverse-merger with Global Telecom Holding Limited (GTHL, a British Virgin Islands (BVI) Company incorporated on April 1, 2004 under the British Virgin Islands International Business Companies Act (CAP. 291)) and its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited (GGT, established on December 4, 2004 in PRC with a registered and paid-up capital of $375,307 (RMB 3,030,000)) involving an exchange of shares whereby the Company issued an aggregate of 39,817,500 shares of common stock in exchange for all of the issued and outstanding shares of GTHL. In connection with the reverse merger, the Company issued 200,000 shares of common stock to Zenith Capital Management LLC in April 2007 at a price of $2.50 per share. For financial reporting purposes, these two transactions are classified as a recapitalization of Guangzhou Global Telecom, Inc. and the historical financial statements of GTHL. The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization, at December 31, 2007 as well as retroactively at December 31, 2006 as if these two transactions occurred at the beginning of the year ended December 31, 2006 in wake of the reverse-merger presentation.

During the year, the Company newly established 4 subsidiaries; namely, Zhengzhou Global Telecom Equipment Limited (“ZGTE”), Macau Global Telecom Company Limited (“MGT”), Huantong Telecom Hongkong Holding Limited (“HTHKH”), and Huantong Telecom Singapore Company PTE Limited (“HTS”) with capital of RMB 500,000, Macau Dollar 300,000, Hong Kong Dollar 100 and Singapore Dollar 200,000, respectively.

The Company, through its subsidiaries, is principally engaged in the distribution and trading of rechargeable phone cards, cellular phones and accessories within cities in PRC.  Customers of the Company embrace wholesalers, retailers, and final users.

The Company now operates in a leased facility located at Room 29D, Block E, Zhu Jiang Di Jing Hao Jing Qian, Haizhu Qu, City of Guangzhou, PRC.

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

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Consolidation

The consolidated financial statements include the accounts of Guangzhou Global Telecom, Inc. and six wholly-owned subsidiaries.  The consolidated financial statements were compiled in accordance with generally accepted accounting principles of the United States of America.  All significant inter-company accounts and transactions have been eliminated in consolidation.

As of December 31, 2007, detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity interest %
Global Telecom Holding Ltd.	BVI	100
Guangzhou Global Telecommunication Company Ltd.	PRC	100
Zhengzhou Global Telecom Equipment Limited	PRC	100
Huantong Telecom Hong Kong Holding Ltd.	Hong Kong SAR	100
Macau Global Telecom Company Ltd.	Macau SAR
Huantong Telecom Singapore Company PTE Ltd.	Singapore	100

(c)	Economic and Political Risks

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

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Accounts Receivable-Trade

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

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Revenue Recognition

Revenue from the sale of the products is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

(k)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in selling expenses were $308,598 and $77,062 for the years ended December 31, 2007 and 2006, respectively.

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

Exchange Rates	2007	2006
RMB : US$ exchange rate as at December 31,	7.3046	7.8157

Average RMB : US$ exchange rate for the years ended December 31,	7.6040	7.9879

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States, Singapore, People’s Republic of China (PRC), Macau SAR, and Hong Kong SAR tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries domiciled and operated in China, Singapore, Macau and Hong Kong, the taxation of these entities are summarized below: -

•
GGT and ZGTG are located in the PRC, and GTHL is located in the British Virgin Islands, HTHKN is in Hong Kong, MGT is in Macau SAR, and HTS is in Singapore; all of these entities are subject to the relevant tax laws and regulations of the PRC, Hong Kong SAR, Macau SAR, British Virgin Islands, and Singapore in which the related entity domiciled.   The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

Subsidiary	Country of Domicile	Income Tax Rate
GGT and ZGTG	PRC	25.0%
HTHKN	Hong Kong SAR	17.5%
MGT	Macau SAR	12.0%
GTHL	British Virgin Islands	0.00%
HTS	Singapore	18.0%

•
Effective January 1, 2008, PRC government implements a new 15% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 15% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

Taxable Income

Rate	Over	But not over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	0

Based on the consolidated net income for the year ended December 31, 2007, the Company shall not be subject to income tax.

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
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

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
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

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115” (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (‘‘SFAS 141(R)’’). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

3.	CONCENTRATION

(a)                  Significant Relationships

A substantial portion of GGT’s business operations depend on mobile telecommunications in PRC; any loss or deterioration of such relationship may result in severe disruption to the business operations impacting the Company's revenue. GGT relies entirely on the networks and gateways of these phone operators to provide its services. The Company's agreements with these operators are generally for a short period of one year and generally do not have automatic renewal provision. If these providers are unwilling to continue with the Company, the Company's ability to conduct its existing business would be adversely affected.

4.	OTHER RECEIVABLE

Other Receivable at December 31, 2007 and 2006 consisted of two types of accounts, namely (a) over-stocked cellular phone merchandise returned to supplier because of unsatisfactory market conditions and supplier graciously accepted the goods return pending for their disposal of such merchandise before making refund to the Company and (b) Company voluntarily extended financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

Type of Account	2007	2006
(a) Goods returned to two suppliers pending for refund	$-	$291,124
(b) Trade financing to business associates	515,862	699,782
	$515,862	$990,906

5.	NOTE RECEIVABLE

Note receivable at December 31, 2007 and 2006 pertained to the Company’s financing of two unrelated business associates without collateral on the following terms: -

Borrower	Terms	Interest	2007	2006
Wai Zhou Wong Choy Cable Factory	On Demand	12%	$-	$155,583
Kit Yeung Twilight Telecommunication & Cable Factory	On Demand	12%	31,751	187,560
			$31,751	$343,143

Interest receivable accrued were $16,097 and $25,583 at December 31, 2007 and 2006, respectively.

6.	PURCHASE DEPOSITS

Purchase Deposits of $2,380,375 and $29,998 at December 31, 2007 and 2006, respectively, consisted of advances to suppliers for the purchase of inventories, and prepayments for general operating costs.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2007 and 2006: -

	2007	2006
Category of Asset
Equipment	30,839	10,936
Furniture & Fixtures	16,734	11,594
Leasehold Improvement	125,991	24,265
Motor Vehicles	91,708	60,705
	265,272	107,500

Less: Accumulated Depreciation	(96,593)	(44,392)
	168,679	63,108

The depreciation expenses were $47,790 and $10,729 for the years ended December 31, 2007 and 2006, respectively.

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

8.	VAT PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company has been granted to pay the balance dues under installments up to March 31, 2008, by the government. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter.

9.	LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the years ended December 31, 2007 and 2006 amounted to $143,772 and $44,729 respectively. Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $276,042 distributed as: -

Fiscal Year	Minimum Lease Payments

2008	$171,005
2009	100,609
2010	4,428
Total	$276,042

10.	CONVERTIBLE DEBENTURE AND BOND WARRANTS

On July 31, 2007, the Company completed a financing transaction with several investors (the “Subscriber”) issuing (i) $2,000,000 Fixed Rate Convertible Debenture due in 2009 (the “Debenture”) and (ii) a stock purchase warrant to purchase an aggregate of 2,090,592 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that will expire in 2012 (the “Warrants”).

The Debenture were subscribed at a price equal to 87.25% of their principal amount, which is the issue price of $2,285,714 less a 12.5% discount. The Debenture were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated July 31, 2007 (the “Trust Deed”).

•	Interest Rate. The Debenture bears interest at the rate of 8% per annum of the principal amount of the Debenture.

•
Conversion. Each Debenture is convertible at the option of the holder at any time after July 31, 2007 up to July 31, 2009, into shares of our common stock at a fixed conversion price of $0.82 per share.

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

10.	CONVERTIBLE DEBENTURE AND BOND WARRANTS (Continued)

On July 31, 2007, the Company also entered into a registration rights agreement with the Subscriber pursuant to which the Company agreed to include the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants in a pre-effective amendment to a registration statement that the Company have on file with the SEC. The Company intends to have the registration statement cover the resale of the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants.

At July 31, 2007, the date of issuance, the Company determined the fair value of the Debenture to be $2,000,000. The values of the warrants and the beneficial conversion feature as at December 31, 2007 determined under the Black-Scholes valuation method were immaterial. Accordingly, the interest discount on the warrants and beneficial conversion feature were recorded, and are being amortized by the straight-line method over 5 years and 2 years respectively.

Because of the fact that the Fixed Rate Convertible Debenture contain three separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture	$2,285,714
(2)	Discount	$ 285,714
(3)	Warrant	$ -
(4)	Beneficial Conversion Feature	$ -

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method as disclosed in the table below.

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

10.	CONVERTIBLE DEBENTURE AND BOND WARRANTS (Continued)

The Convertible Debentures Payable, net consists of the following:

	2007	2006
	USD	USD
Convertible Debenture - Principal and interest
Balance as at beginning of year	-	-
Addition	2,000,000	-
Redemption	-	-
Interest Charged for the current year	168,448	-
Repayment of interest in current year	(45,713)	-
Balance as at end of year	2,122,735	-

Less: Interest discount – Beneficial conversion feature

Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant

Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Convertible Debenture, net	2,122,735	-

The Convertible Debenture was classified as current and non-current as follows

	2007	2006
	USD	USD

Non-current portion	1,373,560	-
Current Portion	749,175	-
	2,122,735	-

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the years ended December 31, 2007 and 2006
 (Stated in US Dollars)

11.	COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 75,000,000 shares at a par value of US$0.01 of which 53,170,000 and 52,890,000 shares at a par value of US$0.01 per share have been issued and outstanding as of December 31, 2007 and 2006, respectively.

The retroactive presentation of recapitalization upon reverse-merger on March 7, 2007 being depicted in the following table:

Date	Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
3/7/2007	Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	$ 130,725	$ -	24.59%
3/7/2007	Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	74.89%
4/2/2007	Zenith Capital Management LLC	200,000	2,000	498,000	0.37%
7/1/2007	Miss Li, Yan Kuan	80,000	800	61,600	0.15%
	Less: Cost of Issue			(151,384)
		53,170,000	$ 53,170	$ 408,216	100.00%

12.	RELATED PARTY TRANSACTIONS

The following material transactions with related parties during the periods were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

The due from related party at December 31, 2007 and 2006 were $32,560 and $258,962 respectively.

The due from shareholder at December 31, 2007 was $118,047 and the due to shareholders at December 31, 2006 was $36,948.

On July 1, 2007, the Group acquired the entire equity shares of MGT from a shareholder of the Company at a consideration of $150,000 cash plus new issuance of 80,000 common shares of the Company.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding the members of the Company’s Board of Directors and its executive officers as of December 31, 2007:

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

Board of Directors

All directors hold office until the annual meeting of stockholders of the Company following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion. We have had a standing audit committee since our inception.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

       To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

▪
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

On April 16, 2007, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to our Form 10-KSB filed on April 16, 2007.

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

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

Item 10.  Executive Compensation.

Compensation of Executive Officers

 The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2007 and 2006. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Yankuan Li, Chief Executive Officer and Chairman of the Board	2007	12,000	0	0	0	0	0	0	0	12,000
	2006	12,000	0	0	0	0	0	0	0	12,000
Yiwen Wu, Chief Operating Officer and Director	2007	$10,800	0	0	0	0		0	0	$10,800
	2006	$10,800	0	0	0	0		0	0	$10,000
Zhihan Hu, Chief Financial Officer and Director	2007	$9,600	0	0	0	0		0	0	$9,600
	2006	$9,600	0	0	0	0		0	0	$9,600

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

Name and Address	Number of Common Shares Beneficially Owned(2)	Percent of Class
Yankuan Li (1)	12,343,424	22.09%
Yiwen Wu (1)	250,000	0.004%
Zhihan Hu (1)	10,000	0.02%
All directors and executive officers as a group (3 in number)	12,603,424	22.094%

(1) The person listed is an officer and/or director of the Company.
(2) Based on 53,170,000 shares of common stock issued and outstanding as of December 31, 2007.

 Item 12.  Certain Relationships and Related Transactions.

Transactions with Management and Others

There were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There were no material transactions between us and our promoters or founders.

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
Incorporated by reference to Form 8K filed March 29, 2007

10.2	Amendment Agreement by and between Guangzhou Global Telecom, Inc and the Purchasers	Incorporated by reference to Form 8K filed February 28, 2008

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $10,000 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

Audit and Non-Audit Service Pre-Approval Policy

We currently do not have an audit committee. However, our board of directors has approved the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANGZHOU GLOBAL TELECOM, INC.

By:	/s/ Li Yankuan
Li Yankuan
President and Chief Executive Officer

Date:	March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Yankuan	President, Chief Executive Officer and Director	March 31, 2008
Li Yankuan

/s/Zhihan Hu	Chief Financial Officer and Principal Accounting Officer	March 31, 2008
Zhihan Hu