Form 10-Q
period 2008-03-31
Guangzhou Global Telecom, Inc.
filed 2008-05-20
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GUANGZHOU GLOBAL TELECOM, INC.
 (Exact name of registrant as specified in Charter

Florida	333-130937	59-3565377
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 03/04, 16/F, JinKe Building,
No.17/19, GuangWei Road
Guangzhou, China 510180
 (Address of Principal Executive Offices)
 _______________

(44) 1207-245-6131
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 20, 2008:   61,311,302 shares of outstanding stocks

GUANGZHOU GLOBAL TELECOM, INC.
FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

Guangzhou Global Telecom, Inc.

Unaudited Consolidated Financial Statements

March 31, 2008 and 2007

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Table of Contents

Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6 – 7

Notes to Consolidated Financial Statements	8 – 20

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of March 31, 2008 and December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim consolidated financial statements are the responsibility of the Company's management.

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
April 22, 2008                                                                                                           Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(Stated in US Dollars)

ASSETS	Note	3/31/2008	12/31/2007
Current Assets
Cash		$1,069,827	$228,202
Other Receivable	4	599,373	515,862
Note Receivable	5	33,028	31,751
Due from Related Party		33,870	32,560
Due from Shareholder		122,550	118,047
Purchase Deposits	6	2,300,392	2,380,375
Advance for Business Development		420,713	192,329
Inventory		110,057	430,398
Total Current Assets		4,689,810	3,929,524

Non-Current Assets
Property, Plant & Equipment, Net	7	572,224	168,679
Goodwill		287,246	173,958
Total Non-Current Assets		859,470	342,637

Total Assets		$5,549,280	$4,272,161

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Taxes Payable		$62,937	$60,535
VAT Payable	8	1,363,130	1,310,395
Income Tax Payable		209,044	200,961
Due to Shareholder		-	-
Accrued Liabilities and Other Payable		384,694	259,326
Convertible Debenture - Current Portion	10	1,373,560	1,373,560
Total Current Liabilities		3,393,365	3,204,777

Non-Current Liabilities
Convertible Debenture – Non-Current Portion	10	1,558,699	749,175

Total Liabilities		$5,137,470	$3,953,952

Minority interest		185,406	-

See notes to the financial statements

Stockholders' Equity	Note	3/31/2008	12/31/2007

Common Stock US$0.01 par value;
75,000,000 authorized; 53,963,651 and 53,170,000 issued and outstanding as of
March 31, 2008 and December 31, 2007, respectively		$539,637	$531,700
Additional Paid-in Capital		590,756	408,216
Other Comprehensive Income		339,982	20,101
Retained Earnings		(1,058,565)	(641,808)

Total Stockholders' Equity		411,810	318,209

Total Liabilities & Stockholders' Equity		$5,549,280	$4,272,161

See Notes to Consolidated Financial Statements and Accountant’s Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

	Note	3/31/2008	3/31/2007

Revenues
Sales	2(j)	$7,672,427	$3,762,418
Cost of Sales		6,987,784	3,649,259
Gross profit		$684,643	$113,159

Operating Expenses

Selling Expenses		166,466	24,669
Administrative and general expenses		705,723	73,053
Total Operating Expense		872,189	97,722

Operating Income/(Loss)		$(187,546)	$15,437

Other Income & Expenses

Interest Income		11,328	10,536
Other Income		1,866	-
Interest Expense		(169,629)	-
Other Expenses		(291)	(922)

Income/(Loss) before taxation		(344,272)	25,051

Income tax benefit/(expense)	2(n)	-	(12,637)
Minority interest		(72,485)	-

Net income		$(416,757)	$12,414

Earnings Per Share
Basic		$(0.0078)	$0.0002
Diluted		$(0.0078)	$0.0002

Weighted Average Shares Outstanding
Basic		53,699,100	52,890,000
Diluted		53,699,100	52,890,000

See Notes to Consolidated Financial Statements and Accountant’s Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the three-month period ended March 31, 2008 and 2007
(Stated in US Dollars)

	Total Number of Share	Common Stock	Additional Paid-in Capital	Subscription Receivable	Statutory Reserve	Other Comprehensive Income	Retained Earnings	Total

Balance, January 1, 2007	52,890,000	528,900	-	(86,384)		25,664	268,322	736,502

Issue new share	280,000	2,800	408,216	86,384				497,400

Net income/(loss)		-	-	-		-	(910,130)	(910,130)

Foreign currency translation adjustment		-	-	-		(5,563)	-	(5,563)

Balance, December 31, 2007	53,170,000	531,700	408,216	-		20,101	(641,808)	318,209

	Total Number of Share	Common Stock	Additional Paid-in Capital	Subscription Receivable	Statutory Reserve	Other Comprehensive Income	Retained Earnings	Total

Balance, January 1, 2008	53,170,000	531,700	408,216	-		20,101	(641,808)	318,209

Issue new share		7,937	182,540					190,477

Net loss							(416,757)	(416,757)

Foreign currency translation adjustment						319,881		319,881

Balance, March 31, 2008	53,170,000	539,637	590,756	-	-	339,982	(1,058,565)	411,810

Accumulated Comprehensive Income
For the three-month period ended March 31, 2008 and December 31, 2007 (Stated in US Dollars)
	3/31/2008	12/31/2007	Total
Comprehensive Income
Net (Loss)/Income	$(416,757)	$(910,130)	$(1,326,887)
Other Comprehensive Income
Foreign Currency Translation Adjustment	319,881	(5,563)	314,318
Total Comprehensive Income	$(96,876)	$(915,693)	$(1,012,569)

See Notes to Consolidated Financial Statements and Accountant’s Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flows
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

	3/31/2008	3/31/2007
Cash Flow from Operating Activities

Cash Received from Customers	$8,090,569	$3,645,000
Cash Paid to Suppliers	(6,799,196)	(3,524,489)
Cash Paid for Selling, Administrative, and General Expenses	(872,189)	(91,508)
Cash received from other income	1,579	-
Cash Paid for Other Expenses	-	(922)
Interest Received	11,328	-
Interest Paid	(169,629)	-
Minority Interest	185,406	-

Cash Used in/(Sourced from) Operating Activities	$447,868	$28,081

Cash Flows from Investing Activities

Advance for business development	$(228,384)	$-
Purchase of Property, Plant, & Equipment	(411,682)	(10,641)
Purchase of Intangible Assets	(113,288)	-
Cash Used in Investing Activities	$(753,354)	$(10,641)

Cash Flows from Financing Activities

Issuance of common stock	$190,477	$100,000
Proceed from notes	(1,277)	4,632
Repayment to shareholders	(4,503)	-
Loan from shareholders	-	10,260
Cash received from issuance of Convertible debenture	809,524	-
Cash Sourced from/ (Used in) Financing Activities	$994,221	$114,892

Net Increase/ (Decrease) in Cash & Cash Equivalents for the Year	688,735	132,332

Effect of Currency Translation	152,890	488

Cash & Cash Equivalents at Beginning of Year	228,202	42,715

Cash & Cash Equivalents at End of Year	$1,069,827	$175,535

See Notes to Consolidated Financial Statements and Accountant’s Report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three-month period ended March 31, 2008 and December 31, 2007
 (Stated in US Dollars)

	3/31/2008	12/31/2007

Net (Loss)/Income	(416,757)	12,414

Adjustments to Reconcile Net (Loss)/Income to
Net Cash (Used in)/Sourced from Operating Activities:

Minority Interest	185,406	-
Depreciation	8,137	6,239
Increase in Other Receivable	19,128	(127,956)
Increase in Purchase Deposit	79,983	-
(Increase)/ Decrease in related party	(1,310)	-
(Increase) / Decrease in Inventory	320,341	(6,131)
Increase in Taxes Payable	2,402	15,950
Increase /(Decrease) in Accrued Liabilities and Other Payable	189,720	4,364
Increase in VAT Payable	52,735	110,588
Increase in Income Tax Payable	8,083	12,613

Total of all adjustments	864,625	15,667

Net Cash (Used in)/ Sourced from Operating Activities	447,868	28,081

See Notes to Consolidated Financial Statements and Accountant’s Report

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Guangzhou Global Telecom, Inc. (the Company) formerly Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

On March 27, 2007, the Company underwent a reverse-merger with Global Telecom Holding Limited (GTHL, a British Virgin Islands (BVI) Company incorporated on April 1, 2004 under the British Virgin Islands International Business Companies Act (CAP. 291)) and its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited (GGT, established on December 4, 2004 in PRC with a registered and paid-up capital of $375,307 (RMB 3,030,000)) involving an exchange of shares whereby the Company issued an aggregate of 39,817,500 shares of common stock in exchange for all of the issued and outstanding shares of GTHL. In connection with the reverse merger, the Company issued 200,000 shares of common stock to Zenith Capital Management LLC in April 2007 at a price of $2.50 per share. For financial reporting purposes, these two transactions are classified as a recapitalization of Guangzhou Global Telecom, Inc. and the historical financial statements of GTHL. The accompanying consolidated financial statements were adjusted to reflect the effects of the recapitalization at December 31, 2007, as well as retroactively at December 31, 2006, as if these two transactions occurred at the beginning of the year ended December 31, 2006 in wake of the reverse-merger presentation.

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

The Company operates in a leased facility located at Room 29D, Block E, Zhu Jiang Di Jing Hao Jing Qian, Haizhu Qu, City of Guangzhou, PRC.

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
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

(b)	Consolidation

The consolidated financial statements include the accounts of Guangzhou Global Telecom, Inc. and eight wholly and partially owned subsidiaries.  The consolidated financial statements were compiled in accordance with generally accepted accounting principles of the United States of America.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The company owned the following subsidiaries since the reserve-merger and soon thereafter.
As of March 31, 2008, detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity interest %
Global Telecom Holding Ltd.	BVI	100
Guangzhou Global Telecommunication Company Ltd.	PRC	100
Zhengzhou Global Telecom Equipment Limited	PRC	100
Huantong Telecom Hong Kong Holding Ltd.	Hong Kong SAR	100
Macau Global Telecom Company Ltd.	Macau SAR	100
Huantong Telecom Singapore Company PTE Ltd.	Singapore	100
Guangzhou Huantong Telecom Technology and Consultant Services, Ltd.	PRC	100
Beijing Lihe Jiahua Technology and Trading Company Ltd.	PRC	50

(c)	Economic and Political Risks

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

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

(f)	Accounts Receivable – Trade

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
follows: -

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
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

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

Exchange Rates	3/31/2008	12/31/2007	3/31/2007
Period end RMB : US$ exchange rate	7.0222	7.3141	7.7409
Average period RMB : US$ exchange rate	7.1757	7.6172	7.7713

Period end HKD : US$ exchange rate	7.7827	7.8049	7.8140
Average period HKD : US$ exchange rate	7.7954	7.8026	7.8085

Period end MOP : US$ exchange rate	8.1539	8.1594	8.3270
Average period MOP : US$ exchange rate	8.1648	8.2166	8.3131

Period end SGD : US$ exchange rate	1.3813	1.4467	1.5175
Average period SGD : US$ exchange rate	1.4106	1.5072	1.5323

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the three-month period ended March 31, 2008 and 2007
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

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net income for the year ended December 31, 2007, the Company shall not be subject to income tax.

(o)	Statutory Reserve

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
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

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

(t)	Recent accounting pronouncements

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

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

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

Other Receivable at March 31, 2008 and December 31, 2007 pertained to the Company voluntarily extended financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	3/31/2008	12/31/2007

Trade financing to business associates	$599,373	$515,862

5.	NOTE RECEIVABLE

Note receivable at March 31, 2008 and December 31, 2007 pertained to the Company’s financing of two unrelated business associates without collateral on the following terms: -

Borrower	Terms	Interest	3/31/2008	12/31/2007

(a) Wai Zhou Wong Choy Cable Factory	On Demand	12%	$-	$-
(b) Kit Yeung Twilight Telecommunication & Cable Factory	On Demand	12%	33,028	31,751
			$33,028	$31,751

Interest receivable accrued were $17,088 and $16,097 at March 31, 2008 and December 31, 2007, respectively.

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

6.	PURCHASE DEPOSITS

Purchase Deposits of $2,300,392 and $2,380,375 at March 31, 2008 and December 31, 2007,  respectively, consisted of advances to suppliers for the purchase of inventories, and prepayments for general operating costs.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of March 31, 2008 and December 31, 2007: -

	3/31/2008	12/31/2007
Category of Asset
Equipment	67,140	30,839
Furniture & Fixtures	11,909	16,734
Leasehold Improvement	20,774	125,991
Motor Vehicles	187,417	91,708
Building	389,714	-
	676,954	265,272

Less: Accumulated Depreciation	(104,730)	(96,593)
	572,224	168,679

The depreciation expenses were $ 8,137 and $6,239 for the period ended March 31, 2008 and the year ended December 31, 2007, respectively.

8.	VAT PAYABLE

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

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

9.	LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the period ended March 31, 2008 and the year ended December 31, 2007 amounted to $ 42,751 and $143,772, respectively. Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $233,291 distributed as: -

Fiscal Year	Minimum Lease Payments

2008	$128,254
2009	100,609
2010	4,428
Total	$233,291

10.	CONVERTIBLE BONDS AND BOND WARRANTS

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

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

10.	CONVERTIBLE BONDS AND BOND WARRANTS (Continued)

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

(1)	Convertible Debenture	$2,285,714
(2)	Discount	$285,714
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method as disclosed in the table below.

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

10.	CONVERTIBLE BONDS AND BOND WARRANTS (Continued)

The Convertible Debentures Payable, net consisted of the following: -

	3/31/2008	12/31/2007

Convertible Debenture - Principal and interest
Balance as at beginning of year	$2,122,735	$-
Addition	809,524	2,000,000
Redemption	-	-
Interest Charged for the current year	-	168,448
Repayment of interest in current year	-	(45,713)
Balance as at end of year	2,932,259	2,122,735

Less: Interest discount – Beneficial conversion feature

Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-

Less: Interest Discount – Warrant

Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-

Convertible Debenture, net	$2,932,259	$2,122,735

The Convertible Debenture was classified as current and non-current as follows: -

	3/31/2008	12/31/2007

Non-current portion	$1,558,699	$749,175
Current Portion	1,373,560	1,373,560
	$2,932,259	$2,122,735

Guangzhou Global Telecom, Inc
Notes to the Financial Statements
For the three-month period ended March 31, 2008 and 2007
 (Stated in US Dollars)

11.	COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 75,000,000 shares at a par value of US$0.01 of which 53,170,000 and 52,890,000 shares at a par value of US$0.01 per share have been issued and outstanding as of December 31, 2007 and 2006, respectively.

The retroactive presentation of recapitalization upon reverse-merger on March 7, 2007 being depicted in the following table:

Date	Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
3/7/2007	Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	$130,725	$-	24.22%
3/7/2007	Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	73.79%
4/2/2007	Zenith Capital Management LLC	200,000	2,000	498,000	0.37%
7/1/2007	Miss Li, Yan Kuan	80,000	800	61,600	0.15%
	Less: Cost of Issue			(151,384)
2/1/2008	Issue New Shares	793,651	7,937	182,540	1.47%
		53,170,000	$539,637	$590,756	100.00%

12.  RELATED PARTY TRANSACTIONS

The following material transactions with related parties during the periods were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms: -

(a) The due from related party at March 31, 2008 and December 31, 2007 were $33,870 and $32,560, respectively.

(b) The due from shareholder at March 31, 2008 and December 31, 2007 were $122,550 and $118,047, respectively.

(c) On July 1, 2007, the Group acquired the entire equity shares of MGT from a shareholder of the Company at a consideration of $150,000 cash plus new issuance of 80,000 common shares of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We also plan to use our relationships within the distribution network to develop and offer value-added services and connected mobile handset services. After entry into a region, we will consult strategies used by existing and successful operations such as Virgin’s entry into England and America. GTL will penetrate the market in key cities and regions such as Beijing, Zhengzhou and Wuhan first. GTL aims to become the handset service distributor of China Mobile or China Unicom, by segmenting the market (for example, developing special communicated brands for young women) and through a demographically segmented, distributed cost model. Using resources from partners higher in the value chain and close agreements with other services, we will realize maximal profit via bundling communication, handset and value-added services within the networks. As of March 31, 2008, we have successfully expanded our operations in Zhengzhou, Wuhan, Beijing, Hong Kong and Macau.  We will enhance the operation their and expand into other cities as more as possible.

Results of Operation

Three months ended March 31, 2008 compared with three months ended March 31, 2007

During the three months ended March 31, 2008, we earned $7,672,427 in revenues as compared to $3,762,418 during the same period ended in 2007, an increase of $3,910,009 or 104%.  The significant increase in revenue is primarily contributed by the foundation laid in 2007 which saw new braches being set up, thereby increasing market share presence and in addition, fuelling the company’s expansion in other parts of China.

The cost of sales recorded $6,987,784 during the three months ended March 31, 2008, representing a 91% increase as compared to the same period of 2007.  The increase is generally in line with the increase in sales.

The gross profit increased from $113,159 during the three months ended March 31, 2007 to $684,643 in the same period of 2008.  The increase of gross profit is mainly generated from the increase in revenue.  Meanwhile, the gross margin saw a markedly improvement from 3% during the quarter ended March 31, 2007 to 9% during the quarter ended March 31, 2008. Following changes in the sales model of a major supplier from the first quarter of 2007, the management responded by adopting several initiatives in expanding our sales segments and areas to eliminate this effect.  The higher margin during this quarter ended March 31, 2008 was also due to certain rebates recorded in this quarter.

Selling expenses were $166,466 during the three months ended March 31, 2008 as compared to $24,669 for the same period of 2007, representing an increase of $141,797.  The increase is mainly due to the company’s expansion into new sales geographical regions.

General and administrative expenses were $705,723 during the three month period ended March 31, 2008 as compared to $73,053 for the same period ended in 2007, an increase of $632,670.  The increase resulted mainly from expanding network operations which included a one-time incentive bonus payment in this quarter; increased travelling and administrative expenses recorded in this quarter which are owing to a wider and additional set-ups of sales representative-offices.

Operating loss recorded $187,546 during the three months ended March 31, 2008, as compared to a gain of $15,437 during the same period of 2007.  The loss was mainly due to the one-off incentive payment.

Interest expenses of $169,629 during the three months ended March 31, 2008, which mainly included the interest payment of convertible debt and fund-raising costs related to the second installment of convertible debt financing.

Net loss recorded $416,757 during the three months ended March 31, 2008, as compared to net profit of $12,414 during the same period of 2007.  The loss was mainly due to a non-recurring payment which resulted in increased G&A expenses and convertible debt interest expenses recorded during this quarter.

Liquidity and Capital Resources

 Cash provided by operating activities were $447,868 during the three months ended March 31, 2008 as compared to cash provided by operating activities of $28,081 for the same period ended in 2007.  Cash provided by operating activities during the three months ended March 31, 2008 mainly consisted of cash receipts from customers of $8,090,569, other income of $1,579, interest received of $11,328 and by netting off the cash paid to suppliers of $6,799,196, cash paid for interest of $169,629 and selling and G&A expenses of $872,189.  Cash provided in operating activities for the three months ended March 31, 2007 mainly resulted from cash received from customers of $3,645,000 and after netting off the cash paid to suppliers of $3,524,489, selling and general administrative expenses of $91,508 and others of $922.

Cash flows used in investing activities were $753,354 during the three month period ended March 31, 2008 as compared to $10,641 used during the same period of 2007.  Cash provided by investing activities during the three months ended March 31, 2008 mainly consisted of advances for business development of $228,384, purchase of property and equipment of $411,682 and purchase of intangible assets of $113,288.

Cash flows provided by financing activities were $994,221 during the three month period ended March 31, 2008 as compared to $114,892 during the same period of 2007.  During the three months ended March 31, 2008, the cash flows provided by financing activities consisted of $190,477 the subscription net proceeds of our common stock and advances from shareholders and $809,524 from the convertible debt and by netting off cash paid for notes receivable of 1,277 and repayment to related party of $4,503.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation. – please update this.

Item 4T. Control and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.     Risk Factors.

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None

Item 6.     Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial  Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification Chief Executive Officer  pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certification Chief Financial Officer  pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On January 8, 2008, we filed a Form 8-K with the SEC for the change in auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guangzhou Global Telecom, Inc.

Date: May 20, 2008	By:	//s/ Li Yankuan
Li Yankuan
President, Chief Executive Officer and Director