Form 10-Q
period 2008-06-30
Guangzhou Global Telecom, Inc.
filed 2008-08-11
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GUANGZHOU GLOBAL TELECOM, INC.
 (Exact name of registrant as specified in the Charter)

Florida	333-130937	59-3565377
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 03/04, 16/F, Jinke Building,
No.17/19, Guangwei Road
Guangzhou, China 510180
 (Address of Principal Executive Offices)

_________________________

(86) 20-6236-8036
 (Issuer Telephone number)

__________________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐       No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  June 30, 2008: 57,811,302  shares of common stock.

 GUANGZHOU GLOBAL TELECOM, INC

FORM 10-Q

June 30, 2008

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

 PART 1 - FINANCIAL INFORMATION

Item 1.                      Financial Statements

Guangzhou Global Telecom, Inc.

Unaudited Consolidated Financial Statements

June 30, 2008 and December 31, 2007

(Stated in US Dollars)

Board of Directors and Stockholders

Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of June 30, 2008 and December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2008 and 2007. These interim consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles

South San Francisco, California                                                                                                           /s/  Samuel H. Wong & Co. LLP
July 12, 2008                                                                                                                                            Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

		6/30/2008	12/31/2007
ASSETS
	Notes
Current Assets
Cash and cash equivalent		$1,376,968	$228,202
Other receivable	4	814,185	515,862
Notes receivable	5	33,751	31,751
Due from related party		-	32,560
Due from shareholder		86,207	118,047
Purchase deposits	6	2,642,082	2,380,375
Advance for business development		192,217	192,329
Inventory		194,409	430,398
Total Current Assets		5,339,819	3,929,524

Non-Current Assets
Property, plant & equipment, net	7	614,219	168,679
Goodwill		389,416	173,958
Total Non-Current Assets		1,003,635	342,637

TOTAL ASSETS		$6,343,454	$4,272,161

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$272,023	$60,535
VAT payable	8	1,392,883	1,310,395
Income tax payable		5,992	200,961
Accrued liabilities and other payable		379,726	259,326
Convertible debenture - current portion	10	1,373,560	1,373,560
Total Current Liabilities		3,424,185	3,204,777

Non-Current Liabilities
Convertible debenture - non current	10	1,241,239	749,175
Total Non-Current Liabilities		1,241,239	749,175

TOTAL LIABILITIES		$4,665,424	$3,953,952

Minority interest		263,269	-

See Notes to Financial Statements

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

STOCKHOLDERS' EQUITY	6/30/2008	12/31/2007

Common Stock US$0.01 par value; 75,000,000
authorized, 57,811,302 and 53,170,000 issued
and outstanding as of June 30, 2008 and
December 31, 2007 , respectively	$578,113	$531,700
Additional paid in capital	1,230,692	408,216
Other comprehensive income	162,166	20,101
Retained earnings	(556,210)	(641,808)

TOTAL STOCKHOLDERS' EQUITY	$1,414,761	$318,209

TOTAL LIABILITIES AND
STOCKHOLDERS' EUITY	$6,343,454	$4,272,161

See Notes to Financial Statements

Guangzhou Global Telecom, Inc
Consolidated Income Statements
For the three months and six months periods ended June 30, 2008 and 2007
(Stated in US Dollars)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2008	2007	2008	2007
	Notes
Sales		$8,745,541	$4,789,850	$16,417,968	$8,552,268
Cost of sales		7,897,083	4,524,602	14,884,867	8,173,861
Gross Profit		848,458	265,248	1,533,101	378,407

Operating expense
Selling expenses		(14,626)	116,241	151,840	140,910
Administrative and general expenses		268,717	106,864	974,440	179,917
Total Operating Expense		254,091	223,105	1,126,280	320,827

Operating Income / (Loss)		594,367	42,143	406,821	57,580

Other income		(8,796)	(10,536)	2,532	-
Interest income		29,853	-	31,719	10,536
Other expenses		(1,967)	(5)	(2,258)	(927)
Interest expenses		(59,320)	-	(228,949)	-

Total other income/(expense)		(40,230)	(5)	(196,956)	9,609

Income/(Loss) before tax		554,138	42,138	209,866	67,189

Income tax		-	(26,016)	-	(38,653)
Minority Interest		(51,782)	-	(124,267)	-

Net Income/(Loss)		$502,355	$16,122	$85,598	$28,536

Earnings Per Share
Basic		$0.0085	$0.0003	$0.0015	$0.0005
Diluted		$0.0085	$0.0003	$0.0015	$0.0005

Weighted Average Shares Outstanding
Basic		59,419,812	53,090,000	56,754,341	52,890,000
Diluted		59,419,812	53,090,000	56,754,341	52,890,000

See Notes to Financial Statements

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders' Equity
As of Jun 30, 2008 and December 31, 2007
(Stated in US Dollars)

			Additional		Other
	Total number	Common	paid in	Subscription	comprehensive	Retained
	of share	stock	capital	receivable	income	earnings	Total

Balance, January 1, 2007	52,890,000	528,900	-	(86,384)	25,664	268,322	736,502
Issuance of new share	280,000	2,800	408,216	86,384	-	-	497,400
Net income/(loss)	-	-	-	-	-	(910,130)	(910,130)
Foreign currency translation	-	-	-	-	(5,563)	-	(5,563)
Balance, December 31, 2007	53,170,000	531,700	408,216	-	20,101	(641,808)	318,209

Balance, January 1, 2008	53,170,000	531,700	408,216	-	20,101	(641,808)	318,209
New issuance of common stock	4,641,302	46,413	822,476	-	-	-	868,889
Net income/(loss)	-	-	-	-	-	85,598	85,598
Foreign currency translation	-	-	-	-	142,065	-	142,065
Balance, June 30, 2008	57,811,302	578,113	1,230,692	-	162,166	(556,210)	1,414,761

	Accumulated Comprehensive Income
	12/31/2007	6/30/2008	Total
Comprehensive Income
Net Income	(910,130)	85,598	(824,532)

Other Comprehensive Income
Foreign Currency Translation Adjustment	(5,563)	142,065	136,502

	(915,693)	227,663	(688,030)

See Notes to Financial Statements

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flow
For the three months and six months periods ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cash Flow from Operating Activities
Cash received from customers	$8,565,921	$5,082,114	$16,653,957	$8,727,114
Cash paid to suppliers	(9,642,564)	(4,738,211)	(15,313,222)	(8,355,130)
Cash Paid for Selling, Administrative, and General Expenses	872,189	(287,422)	(1,126,280)	(287,422)
Cash received from other income	(1,579)	-	2,532
Cash Paid to Director	-	(250,221)	-	(250,221)
Cash Paid for Other Expenses	-	(927)	(2,258)	(927)
Interest received	20,391	-	31,719	-
Interest paid	(59,320)	-	(228,949)	-
Minority interest	77,863	-	263,269	-
Cash Sourced from/(Used in) Operating Activities	(167,099)	(194,667)	280,769	(166,586)

Cash Flow from Investing Activities
Settlement of / (investment in ) Notes Receivable	-	144,363	-	144,363
Advance for business development	228,384	-	-	-
Purchase of property, plant & equipment	(70,280)	(42,951)	(481,962)	(53,592)
Purchase of intangible assets	(102,170)	-	(215,458)	-
Cash Sourced from/(Used in) Investing Activities	55,934	101,412	(697,420)	90,771

Cash Flow from Financing Activities
Private investor's deposit for purchase of common stock	-	475,000	-	475,000
Issuance of common stock	678,412	(89,740)	868,889	10,260
Proceed from notes	(723)	(4,632)	(2,000)	-
Repayment to shareholders	4,503	-	-	-
Due from related party	32,560	-	32,560	-
Loan from shareholders	31,840	(10,260)	31,840	-
Cash received from issuance of convertible debenture	(317,460)	-	492,064	-
Cash Sourced from/(Used in) Financing Activities	429,132	370,368	1,423,353	485,260

Net Increase/(Decrease) in Cash & Cash Equivalents	317,966	277,113	1,006,701	409,445
Effect of Currency Translation	(10,825)	3,979	142,065	4,467

Cash & Cash Equivalent at the Beginning of Year	1,069,827	175,535	228,202	42,715

Cash & Cash Equivalent at the End of Year	$1,376,968	$456,627	$1,376,968	$456,627

See Notes to Financial Statements

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss)/income	$502,355	$16,122	$85,598	$28,536

Adjustments to reconcile net (loss)/income to
net cash provided by cash activities

Minority interest	77,863	-	263,269	-
Depreciation	28,285	12,251	36,422	18,490
Decrease/(increase) in other receivable	(317,451)	27,415	(298,323)	(100,541)
Decrease/(increase) in due from director	-	(250,221)	-	(250,221)
Decrease/(increase) in purchase deposit	(341,578)	-	(261,595)	-
Decrease/(increase) in related party	1,310	-	-	-
Decrease/(increase) in inventory	(84,352)	(41,252)	235,989	(47,383)
Decrease/(increase) in rental deposit	-	16,406		16,406
Increase/(decrease) in tax payable	209,086	10,062	211,488	26,012
Increase/(decrease) in accrued liabilities and other payable	(69,320)	(52,512)	120,400	(48,148)
Increase/(decrease) in VAT payable	29,753	41,070	82,488	151,658
Increase/(decrease) in income tax payable	(203,052)	25,992	(194,969)	38,605

Total of all adjustments	(669,454)	(210,789)	195,171	(195,122)

Net Cash Provided by (Used in)/Sourced from Operating Activities	$(167,099)	$(194,667)	$280,769	$(166,586)

See Notes to Financial Statements

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
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

During the year, the Company newly established 4 subsidiaries; namely, Zhengzhou Global Telecom Equipment Limited (“ZGTE”), Macau Global Telecom Company Limited (“MGT”), Huantong Telecom Hongkong Holding Limited (“HTHKH”), and Huantong Telecom Singapore Company PTE Limited (“HTS”) with capital of RMB 500,000, Macau Dollar 300,000, Hong Kong Dollar 100,000 and Singapore Dollar 200,000, respectively.

The Company, through its subsidiaries, is principally engaged in the distribution and trading of rechargeable phone cards, cellular phones and accessories within cities in PRC.  Customers of the Company embrace wholesalers, retailers, and final users.

The Company operates in a leased facility located at Room 29D, Block E, Zhu Jiang Di Jing Hao Jing Qian, Haizhu Qu, City of Guangzhou, PRC.

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of June 30, 2008, detailed identities of the consolidating subsidiaries are as follows:

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

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

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
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

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

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

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

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

Capital accounts and fixed Assets/Long Term Assets are translated at the actual historical exchange rates when the capital transactions occurred. Any translation adjustments resulting are not included in determining net income, but are included in foreign exchange adjustment to other comprehensive income, as a component of stockholders’ equity.

Exchange Rates	6/30/2008	12/31/2007	6/30/2007
Period end RMB : US$ exchange rate	6.8718	7.3141	7.6248
Average period RMB : US$ exchange rate	7.0726	7.6172	7.7300

Period end HKD : US$ exchange rate	7.8037	7.8049	7.8172
Average period HKD : US$ exchange rate	7.7975	7.8026	7.8129

Period end MOP : US$ exchange rate	8.1733	8.1594	8.1662
Average period MOP : US$ exchange rate	8.1594	8.2166	8.2750

Period end SGD : US$ exchange rate	1.3635	1.4467	1.5321
Average period SGD : US$ exchange rate	1.3884	1.5072	1.5286

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

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

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

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

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

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

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

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
For the three months and six months periods ended June 30, 2008 and 2007
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

Other Receivable at June 30, 2008 and December 31, 2007 pertained to the Company voluntarily extended financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	6/30/2008	12/31/2007
Trade financing to business associates	$814,185	$515,862

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

5.	NOTE RECEIVABLE

Note receivable at June 30, 2008 and December 31, 2007 pertained to the Company’s financing of two unrelated business associates without collateral on the following terms:

Borrower	Terms	Interest	6/30/2008	12/31/2007

(a) Wai Zhou Wong Choy Cable Factory	On Demand	12%	$-	$-
(b) Kit Yeung Twilight Telecommunication & Cable Factory	On Demand	12%	33,751	31,751
			$33,751	$31,751

6.	PURCHASE DEPOSITS

Purchase Deposits of $2,642,082 and $2,380,375 at June 30, 2008 and December 31, 2007  respectively, consisted of advances to suppliers for the purchase of inventories, and prepayments for general operating costs.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of June 30, 2008 and December 31, 2007:

	6/30/2008	12/31/2007
Category of Asset
Equipment	$127,498	$30,839
Furniture & Fixtures	22,615	16,734
Leasehold Improvement	39,450	125,991
Motor Vehicles	187,417	91,708
Building	370,254	-
	747,234	265,272

Less: Accumulated Depreciation	(133,015)	(96,593)
	$614,219	$168,679

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

The depreciation expenses were $ 36,422 and $6,239 for the period ended June 30, 2008 and the year ended December 31, 2007, respectively.

8.	VAT PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company has been granted to pay the balance dues under installments up to June 30, 2008, by the government. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter.

9.	LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the period ended June 30, 2008 and the year ended December 31, 2007 amounted to $ 85,502 and $143,772, respectively. Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $233,291 distributed as:

Fiscal Year	Minimum Lease Payments

2008	$85,502
2009	100,609
2010	4,428
Total	$190,539

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
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

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

(1)	Convertible Debenture	$2,285,714
(2)	Discount	$285,714
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method as disclosed in the table below.

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

The Convertible Debentures Payable, net consisted of the following:

	6/30/2008	12/31/2007
Convertible Debenture - Principal and interest
Balance as at beginning of year	$2,122,735	$-
Addition	492,064	2,000,000
Redemption	-	-
Interest Charged for the current year	-	168,448
Repayment of interest in current year	-	-45,713
Balance as at end of year	2,614,799	2,122,735

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-

Less: Interest Discount – Warrant
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-

Convertible Debenture, net	$2,614,799	$2,122,735

The Convertible Debenture was classified as current and non-current as follows:

	6/30/2008	12/31/2007

Non-current portion	$1,241,239	$749,175
Current Portion	1,373,560	1,373,560
	$2,614,799	$2,122,735

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

11.	COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 75,000,000 shares at a par value of US$0.01 of which 53,170,000 and 52,890,000 shares at a par value of US$0.01 per share have been issued and outstanding as of December 31, 2007 and 2006, respectively.

The presentation of recapitalization as of June 30, 2008 is being depicted in the following table:

Date	Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
3/7/2007	Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	$130,725	$-	22.61%
3/7/2007	Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	68.87%
4/2/2007	Zenith Capital Management LLC	200,000	2,000	498,000	0.35%
7/1/2007	Miss Li, Yan Kuan	80,000	800	61,600	0.14%
	Less: Cost of Issue	-	-	-151,384	0.00%
3/14/2008	Issuance of New Shares	793,651	7,937	269,521	1.37%
3/10/2008	TCAM(SPORE)	3,500,000	35,000	502,993.25	6.05%
4/9/2008	BEIJING LIHE	1,500,000	15,000	215,568.54	2.59%
4/10/2008	Issuance of New Shares	649,112	6,491	93,285.42	1.12%
5/9/2008	Issuance of New Shares	1,698,539	16,985	244,101.05	2.94%
6/6/2008	Shares cancelled: TCAM(SPORE)	-3,500,000	(35,000)	(502,993.25)	-6.05%

		57,811,302	$578,113	$1,230,692	100.00%

Guangzhou Global Telecom, Inc
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and six months periods ended June 30, 2008 and 2007
 (Stated in US Dollars)

12.	RELATED PARTY TRANSACTIONS

The following material transactions with related parties during the periods were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

(a) The due from related party at June 30, 2008 and December 31, 2007 were $0 and $32,560, respectively.

(b) The due from shareholder at June 30, 2008 and December 31, 2007 were $86,207 and $118,047, respectively.

(c)  On July 1, 2007, the Group acquired the entire equity shares of Macau Global Telecom Co., Ltd. from a shareholder of the Company at a consideration of $150,000 cash plus new issuance of 80,000 common shares of the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

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

We also plan to use our relationships within the distribution network to develop and offer value-added services and connected mobile handset services. After entry into a region, we will consult strategies used by existing and successful operations such as Virgin’s entry into England and America. GTL will penetrate the market in key cities and regions such as Beijing, Zhengzhou and Wuhan first. GTL aims to become the handset service distributor of China Mobile or China Unicom, by segmenting the market (for example, developing special communicated brands for young women) and through a demographically segmented, distributed cost model. Using resources from partners higher in the value chain and close agreements with other services, we will realize maximal profit via bundling communication, handset and value-added services within the networks. As of June 30, 2008, we have successfully expanded our operations in Zhengzhou, Wuhan, Beijing, Hong Kong and Macau.  We will enhance the operation their and expand into other cities as more as possible.

Results of Operation

Three months ended June 30, 2008 compared with three months ended June 30, 2007

During the three months ended June 30, 2008, we earned $8,745,541 in revenues as compared to $4,789,850 during the same period ended in 2007, an increase of $3,955,691 or 83%.  The increase of revenue is mainly contributed to our quick expansion approach in China.

The cost of sales recorded $7,897,083 during the three months ended June 30, 2008, representing a 75% increase as compared to the same period of 2007.  The increase is generally in line with the increase of sales.

The gross profit increased from $265,248 during the three months ended June 30, 2007 to $848,458 in the same period of 2008.  The increase of gross profit is mainly resulted from increase in revenue.  Meanwhile, the gross margin increased from 6% during the quarter ended June 30, 2007 to 10% during the quarter ended June 30, 2008.  After changing of the sales policy of our major supplier since first quarter of 2007, we have adopted several measures to expand our sales segment or region to eliminate this effect.  The higher margin during this quarter ended June 30, 2008 was also due to certain rebate being recorded in this quarter.

Selling, general and administrative expenses were $254,091 during the three months ended June 30, 2008 as compared to $223,105 for the same period of 2007, representing an increase of 15%.  The increase is mainly due to the expansion of sales geography region of the Company.

Operating gain recorded $594,367 during the three months ended June 30, 2008, as compared to $42,143 during the same period of 2007, representing an increase of $552,224 or 1,310%.  The sharp increase was mainly resulted from increase of revenue and gross profit.

Interest expenses of $59,320 during the three months ended June 30, 2008, which mainly included interest of convertible debt.

Net gain recorded $502,355 during the three months ended June 30, 2008, as compared to net profit of $16,122 during the same period of 2007.  The increase of net profit is mainly due to the increase in revenue and gross profit during the quarter ended June 30, 2008.

Six months ended June 30, 2008 compared with Six months ended June 30, 2007

During the six months ended June 30, 2008, we earned $16,417,968 in revenues as compared to $8,552,268 during the same period ended in 2007, an increase of $7,865,700 or 92%.  The increase of revenue is mainly contributed to our quick expansion approach in China.

The cost of sales recorded $14,884,867 during the six months ended June 30, 2008, representing a 82% increase as compared to the same period of 2007.  The increase is generally in line with the increase of sales.

The gross profit increased from $378,407 during the six months ended June 30, 2007 to $1,533,101 in the same period of 2008.  The increase of gross profit is mainly resulted from increase in revenue.  Meanwhile, the gross margin increased from 4% during the six months ended June 30, 2007 to 9% during the six months ended June 30, 2008.  After changing of the sales policy of our major supplier since first quarter of 2007, we have adopted several measures to expand our sales segment or region to eliminate this effect.  The higher margin during this six months ended June 30, 2008 was also due to certain rebate being recorded in this quarter.

Selling, general and administrative expenses were $1,126,280 during the six months ended June 30, 2008 as compared to $320,827 for the same period of 2007, representing an increase of 251%.  The significant increase is mainly due to the expansion of sales geography region of the Company and special bonus granted to employees during the first quarter ended March 31, 2008.

Operating gain recorded $406,821 during the six months ended June 30, 2008, as compared to $57,580 during the same period of 2007, representing an increase of $349,241 or 670%.  The sharp increase was mainly resulted from increase of revenue and gross profit during the six months ended June 30, 2008.

Interest expenses of $228,949 during the six months ended June 30, 2008, which mainly included interest of convertible debt and costs related to get the fund of convertible debt.

Net gain recorded $85,598 during the six months ended June 30, 2008, as compared to net profit of $28,536 during the same period of 2007.  The increase of net profit is mainly due to the increase in revenue and gross profit during the six months ended June 30, 2008.

Liquidity and Capital Resources

Cash provided by operating activities were $280,769 during the six months ended June 30, 2008 as compared to cash provided by operating activities of $166,586 for the same period ended in 2007.  Cash provided by operating activities during the six months ended June 30, 2008 mainly consisted of cash received from customers of $16,653,957, other income of $2,532 and interest received of $31,719 by netting off the cash paid for suppliers of $15,313,222, cash paid for interest of $228,949 and selling and G&A expenses of $1,126,280.  Cash provided in operating activities for the six months ended June 30, 2007 mainly resulted from cash received from customers of $8,727,114 by netting off the cash paid to suppliers of $8,355,130, paid for selling and general administrative expenses of $287,422 and others of $251,148.

Cash flows used in investing activities were $697,420 during the six month period ended June 30, 2008 as compared to $90,771 provided during the same period of 2007.  Cash provided by investing activities during the six months ended June 30, 2008 mainly consisted of purchase of property and equipment of $481,962 and purchase of intangible assets of $215,458.

Cash flows provided by financing activities were $1,423,353 during the six months period ended June 30, 2008 as compared to $485,260 during the same period of 2007.  During the six months ended June 30, 2008, the cash flows provided by financing activities consisted of $1,360,953 of the net proceeds from subscription of our common stock and the convertible debt, and advances from related parties and shareholders of $64,400.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 2008 and April 24, 2008 respectively for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

On April 7, 2008, Global Telecom Holdings, Ltd. (“Global”), a wholly-owned subsidiary of Guangzhou Global Telecom, Inc. entered into a Share Transfer Agreement (the “Agreement”) with majority shareholder of Beijing Lihe Jiahua Technology and Trading Company Ltd. (“Beijing Lihe”), Li Hanguang, whereby Global agreed to provide 1.5 million shares of Guangzhou Global Telecom, Inc. common stock and invest RMB 200,000 into Beijing Lihe in exchange for 50% of the total authorized shares of Beijing Lihe owned by Li Hanguang.

On February 14, 2008, Huantong Telecom Singapore Company, Ltd. (“Huantong”), a wholly-owned subsidiary of Guangzhou Global Telecom, Inc. entered into a Final Share Transfer Agreement (the “Agreement”) with TCAM Technology Pte.  Ltd. (“TCAM”), whereby Huantong agreed to purchase 30% of the total authorized shares of TCAM for the purchase amount of $200,000 and 3 million shares of Guangzhou Global Telecom, Inc. common stock.   On April 22, 2008, the Agreement was mutually terminated by both Huantong and TCAM.  As such, shares representing 30% of the total authorized shares of TCAM stock have been returned to TCAM by Huantong and shares of Guangzhou Global Telecom, Inc.’s common stock, previously issued to TCAM have been returned by TCAM to Huantong for cancellation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1 Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act of 2002

31.1 Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANGZHOU GLOBAL TELECOM, INC.

Date: August 8, 2008	By:	/s/ Li Yankuan
Li YanKuan
President, Chief Executive Officer and Director