Form 10-Q
period 2008-09-30
Guangzhou Global Telecom, Inc.
filed 2008-11-14
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(86) 20-8317-2821
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
Yes ☐       No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2008: 53,170,000 shares of common stock.

 GUANGZHOU GLOBAL TELECOM, INC

FORM 10-Q

September 30, 2008

i

 PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements

Guangzhou Global Telecom, Inc.

Unaudited Consolidated Financial Statements

September 30, 2008 and December 31, 2007

(Stated in US Dollars)

ii

iii

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of September 30, 2008 and December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007.  These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California October 12, 2008	/s/ Samuel H. Wong & Co., LLP Samuel H. Wong & Co., LLP Certified Public Accountants

Guangzhou Global Telecom, Inc.
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

		September 30, 2008	December 31, 2007
ASSETS
	Notes
Current Assets
Cash and cash equivalent	2(e)	$2,113,949	$228,202
Other receivable	2(f),4	851,665	515,862
Notes receivable	5	34,016	31,751
Due from related party		-	32,560
Due from shareholder	6	152,181	118,047
Purchase deposits	7	3,104,589	2,380,375
Advance for business development		193,048	192,329
Inventory	2(g)	194,491	430,398
Total Current Assets		6,643,939	3,929,524

Non-Current Assets
Property, plant & equipment, net	2(h),8	644,702	168,679
Goodwill	2(u)	390,168	173,958
Total Non-Current Assets		1,034,870	342,637

TOTAL ASSETS		$7,678,809	$4,272,161

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$274,214	$60,535
VAT payable	9	1,403,812	1,310,395
Income tax payable		284,652	200,961
Accrued liabilities and other payable		453,307	259,326
Convertible debenture - current portion	11	1,373,560	1,373,560
Total Current Liabilities		3,789,545	3,204,777

Non-Current Liabilities
Convertible debenture - non current	11	1,241,239	749,175
Interest discount – share purchase warrant		-	-
Total Non-Current Liabilities		1,241,239	749,175

TOTAL LIABILITIES		$5,030,784	$3,953,952
Minority interest		609,620	-

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

		September 30, 2008	December 31, 2007
STOCKHOLDERS' EQUITY	Note

Common Stock US$0.01 par value; 75,000,000
authorized, 67,539,071 and 53,170,000 issued
and outstanding as of September 30, 2008 and
December 31, 2007 , respectively	12	$ 675,391	$ 531,700
Additional Paid-in Capital		1,425,247	408,216
Accumulated Comprehensive Income		85,674	20,101
Accumulated Deficit		(147,907)	(641,808)

TOTAL STOCKHOLDERS' EQUITY		$ 2,038,405	$ 318,209

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		$ 7,678,809	$ 4,272,161

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Income
For the three months and nine months periods ended September 30, 2008 and 2007
(Stated in US Dollars)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2008	2007	2008	2007

Sales	2(j)	$13,037,014	$6,417,955	$29,454,982	$15,016,769
Cost of sales	2(k)	12,131,830	6,014,799	27,016,697	14,233,807
Gross Profit		905,184	403,156	2,438,285	782,962
Operating expense
Selling expenses	2(l)	69,215	56,897	221,055	198,110
Administrative and general expenses	2(m)	231,582	238,364	1,206,022	419,060
Total Operating Expense		300,797	295,261	1,427,077	617,170
Operating Income / (Loss)		604,387	107,895	1,011,208	165,792
Other income		24,524	-	27,056	-
Interest income		1,047	-	32,766	10,842
Other expenses		1,093	(486,444)	(1,165)	(487,556)
Interest expenses		(58,414)	-	(287,362)	-
Total other income/(expense)		(31,750)	(486,444)	(228,705)	(476,714)
Income/(Loss) before tax		572,637	(378,549)	782,503	(310,922)
Income tax	2(q)	(277,330)	(51,252)	(277,330)	(90,060)
Minority Interest		(9,980)	-	(134,247)	-
Net Income/(Loss)		$285,327	$(429,801)	$370,926	$(400,982)

Earnings Per Share
Basic		$0.0044	$(0.0081)	$0.0058	$(0.0076)
Diluted		$0.0044	$(0.0081)	$0.0058	$(0.0076)

Weighted Average Shares Outstanding
Basic		64,155,499	53,170,000	64,155,499	53,050,000
Diluted		64,155,499	53,170,000	64,155,499	53,050,000

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Changes in Stockholders' Equity
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

	Total number	Common	Additional Paid-In	Subscription	Accumulated Comprehensive	Accumulated
	of share	stock	Capital	receivable	Income	Deficit	Total

Balance, January 1, 2007	52,890,000	528,900	-	(86,384)	25,664	268,322	736,502
Issuance of new share	280,000	2,800	408,216	86,384	-	-	497,400
Net income/(loss)	-	-	-	-	-	(910,130)	(910,130)
Foreign currency translation	-	-	-	-	(5,563)	-	(5,563)
Balance, December 31, 2007	53,170,000	531,700	408,216	-	20,101	(641,808)	318,209

Balance, January 1, 2008	53,170,000	531,700	408,216	-	20,101	(641,808)	318,209
New issuance of common stock	14,369,071	143,691	1,017,031	-	-	-	1,160,722
Net income/(loss)	-	-	-	-	-	370,926	370,926
Renwoxing Retained Earnings (Pre-acquisition)	-	-	-	-	-	122,975	122,975
Foreign currency translation	-	-	-	-	65,573	-	65,573
Balance, September 30, 2008	67,539,071	675,391	1,425,247	-	85,674	(147,907)	2,038,405

	Accumulated Comprehensive Income
	12/31/2007	9/30/2008	Total
Comprehensive Income
Net Income	(910,130)	370,926	(539,204)

Other Comprehensive Income
Foreign Currency Translation Adjustment	(5,563)	65,573	60,010

	(915,693)	436,499	(479,194)

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Cash Flow
For the three months and nine months periods ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cash Flow from Operating Activities
Cash received from customers	$13,036,932	$6,417,954	$29,690,889	$15,145,068
Cash paid to suppliers	(12,477,166)	(6,400,282)	(27,790,388)	(14,755,412)
Cash Paid for Selling, Administrative, and General Expenses	(300,797)	(152,767)	(1,427,077)	(440,189)
Cash received from other income	24,524	-	27,056	-
Cash Paid to Director	-	(349,890)	-	(600,111)
Cash Paid for Other Expenses	1,093	(375,050)	(1,165)	(375,977)
Interest received	1,047	-	32,766	-
Interest paid	(58,413)	-	(287,361)	-
Minority interest	346,351	-	609,620	-
Cash Sourced from/(Used in) Operating Activities	573,571	(860,035)	854,339	(1,026,621)

Cash Flow from Investing Activities
Settlement of / (investment in ) Notes Receivable	-	180,065	-	324,428
Advance for business development	-	-	-	-
Purchase of property, plant & equipment	(131,863)	(57,556)	(613,825)	(111,148)
Acquisition of equity shares in a subsidiary	-	(37,500)	-	(37,500)
Purchase of intangible assets	23,197	-	(192,261)	-
Investment	122,975	-	122,975
Cash Sourced from/(Used in) Investing Activities	14,309	85,009	(683,111)	175,780

Cash Flow from Financing Activities
Private investor's deposit for purchase of common stock	-	-	-	475,000
Issuance of common stock	291,833	-	1,160,722	10,260
Issuance of convertible debenture	-	1,999,038	-	1,999,038
Proceed from notes	(265)	-	(2,265)	-
Repayment to shareholders	(34,135)	-	(34,135)	-
Due from related party	-	-	32,560	-
Loan from shareholders	(31,840)	-	-	-
Cash received from issuance of convertible debenture	-	-	492,064	-
Cash Sourced from/(Used in) Financing Activities	225,593	1,999,038	1,648,946	2,484,298

Net Increase/(Decrease) in Cash & Cash Equivalents	813,473	1,224,012	1,820,174	1,633,457
Effect of Currency Translation	(76,492)	(18,527)	65,573	(8,493)

Cash & Cash Equivalent at the Beginning of Year	1,376,968	456,627	228,202	37,148

Cash & Cash Equivalent at the End of Year	$2,113,949	$1,662,112	$2,113,949	$1,662,112

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three months and nine months periods ended September 30, 2008 and 2007
 (Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net (loss)/income	$285,328	$(429,801)	$370,926	$(400,982)

Adjustments to reconcile net (loss)/income to
net cash provided by cash activities

Minority interest	346,350	-	609,620	-
Depreciation	77,431	-	113,853	32,613
Interest expense on convertible debenture	-	104,454	-	104,454
Interest expense on Share Purchase Warrant	-	7,114	-	7,114
Decrease/(increase) in other receivable	(37,480)	(430,365)	(335,803)	(530,906)
Decrease/(increase) in due from shareholder	-	(349,890)	-	(600,111)
Decrease/(increase) in purchase deposit	(463,337)	-	(724,932)	-
Decrease/(increase) in related party	-	-	-	-
Decrease/(increase) in inventory	(82)	44,881	235,907	(2,502)
Decrease/(increase) in rental deposit	-	3,514	-	19,920
Increase/(decrease) in tax payable	2,190	29,100	213,678	55,112
Increase/(decrease) in accrued liabilities and other payable	73,581	(7,934)	193,981	(56,365)
Increase/(decrease) in VAT payable	10,929	104,106	93,417	255,764
Increase/(decrease) in income tax payable	278,659	50,663	83,691	89,268

Total of all adjustments	288,241	(430,234)	483,412	(625,639)

Net Cash Provided by (Used in)/Sourced from Operating Activities	$573,569	$(860,035)	$854,339	$(1,026,621)

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

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

In last year, the Company newly established 4 subsidiaries; namely, Zhengzhou Global Telecom Equipment Limited (“ZGTE”), Macau Global Telecom Company Limited (“MGT”), Huantong Telecom Hongkong Holding Limited (“HTHKH”), and Huantong Telecom Singapore Company PTE Limited (“HTS”) with capital of RMB 500,000, Macau Dollar 300,000, Hong Kong Dollar 100,000 and Singapore Dollar 200,000, respectively.

During the year, the Company newly established a subsidiary; namely, Guangzhou Hantong Telecom Technology and Consultant Services, Ltd (“GHTTCS”) with capital of RMB 3,030,000.  On the other hand, the Company owns 50% of the issued and outstanding shares in the capital of Beijing Lihe Jiahua Technology and Trading Company Ltd (“BLJ”) and  51% of the issued and outstanding shares in Guangzhou Renwoxing Telecom (“GRT”) , a limited liability company incorporated in China, pursuant to a Stock Purchase Agreement dated April 9, 2008 and July 29, 2008, respectively.  Pursuant to the terms of the Stock Purchase Agreements, the Shareholders agreed to sell and transfer the proportion of the shares to the Company for a purchase consideration of US$300,000 and US$291,833 respectively.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

The Company, through its subsidiaries, is principally engaged in the distribution and trading of rechargeable phone cards, cellular phones and accessories within cities in PRC.  Customers of the Company embrace wholesalers, retailers, and final users.

The Company operates in a leased facility located at Room 03/04, 16/F, JinKe Building, No.17/19, GuangWei Road, Guangzhou, PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of September 30, 2008, detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity interest %
Global Telecom Holding Ltd.	BVI	100
Guangzhou Global Telecommunication Company Ltd.	PRC	100
Zhengzhou Global Telecom Equipment Limited	PRC	100
Huantong Telecom Hong Kong Holding Ltd.	Hong Kong SAR	100
Macau Global Telecom Company Ltd.	Macau SAR	100
Huantong Telecom Singapore Company PTE Ltd.	Singapore	100
Guangzhou Huantong Telecom Technology and Consultant Services, Ltd.	PRC	100
Beijing Lihe Jiahua Technology and Trading Company Ltd.	PRC	50
Guangzhou Renwoxing Telecom	PRC	51

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

On or about August 13, 2007, the Company acquired 51% interest of Guangzhou Renwoxing Telecom at a purchase price of $291,833 payable by the issuance of 9,727,769 Global Telecom Holding Ltd. shares at $0.03 per share.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

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

Property, plant and equipment are carried at cost net of accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with no salvage value.  Estimated useful lives of the property, plant and equipment are as follows:

Building	20 years
Equipment	5 years
Furniture and Fixtures	5 years
Leasehold Improvement	5 years
Motor Vehicles	3 years

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

(j)	Revenue Recognition

Revenue from the sale of the products is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

(k)	Cost of Sales

The Company’s cost of sales is comprised of raw materials, factory worker salaries and related benefits, machinery supplies, maintenance supplies, depreciation, utilities, inbound freight, purchasing and receiving costs, inspection and warehousing costs.

(l)	Selling Expense

Selling expenses are comprised of outbound freight, salary for the sales force, client entertainment, commissions, depreciation, advertising, and travel and lodging expenses.

(m)	General & Administrative Expense

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

(n)	Advertising

The Company expensed all advertising costs as incurred.

(o)	Research and Development

All research and development costs are expensed as incurred.

(p)	Foreign Currency Translation

The Company maintains its financial statements in the functional currency, which is the Renminbi (RMB).  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

Exchange Rates	9/30/2008	12/31/2007	9/30/2007
Period end RMB : US$ exchange rate	6.8183	7.3141	7.5108
Average period RMB : US$ exchange rate	6.8402	7.6172	7.5618

Period end HKD : US$ exchange rate	7.7701	7.8049	7.7760
Average period HKD : US$ exchange rate	7.8001	7.8026	7.8796

Period end MOP : US$ exchange rate	8.1941	8.1594	8.1261
Average period MOP : US$ exchange rate	8.1790	8.2166	8.1711

Period end SGD : US$ exchange rate	1.4307	1.4467	1.4858
Average period SGD : US$ exchange rate	1.3969	1.5072	1.5178

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(q)	Income Taxes

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

In respect of the Company’s subsidiaries domiciled and operated in China, Singapore, Macau and Hong Kong, the taxation of these entities are summarized below:

•
GGT, ZGTG, BLJ and GRT are located in the PRC, and GTHL is located in the British Virgin Islands, HTHKN is in Hong Kong, MGT is in Macau SAR, and HTS is in Singapore; all of these entities are subject to the relevant tax laws and regulations of the PRC, Hong Kong SAR, Macau SAR, British Virgin Islands, and Singapore in which the related entity domiciled.  The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

Subsidiary	Country of Domicile	Income Tax Rate
GGT, ZGTG, BLJ and GRT	PRC	25.0%
HTHKN	Hong Kong SAR	17.5%
MGT	Macau SAR	12.0%
GTHL	British Virgin Islands	0.00%
HTS	Singapore	18.0%

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

Based on the consolidated net income for the period ended September 30, 2008, the Company shall not be subject to income tax.

(r)	Statutory Reserve

Statutory reserve refers to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equalling 50% of the enterprise’s registered capital.

However, since GGT being an operating company in PRC does not itself have any foreign shareholders and that the Memorandum and Articles do not provide for such appropriation, the Company is therefore not required to fund the Statutory Reserve.

(s)	Other Comprehensive Income

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

(t)	Accounting for Derivative instruments

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

(u)	Goodwill

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

(v)	Recent accounting pronouncements

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees”, an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives.  The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

Finally, this FSP clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. For example, an entity with a March 31 fiscal year-end should provide the disclosures for its fourth quarter interim period ending March 31, 2009, in its 2009 annual financial statements. This clarification of the effective date of Statement 161 is effective upon issuance of the FSP.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

4.	OTHER RECEIVABLE

Other Receivable at September 30, 2008 and December 31, 2007 pertained to the Company voluntarily extended financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	9/30/2008	12/31/2007
Trade financing to business associates	$851,665	$515,862

5.	NOTE RECEIVABLE

Note receivable at September 30, 2008 and December 31, 2007 pertained to the Company’s financing of two unrelated business associates without collateral on the following terms:

Borrower	Terms	Interest	9/30/2008	12/31/2007

(a) Wai Zhou Wong Choy Cable Factory	On Demand	12%	$ -	$ -
(b) Kit Yeung Twilight Telecommunication & Cable Factory	On Demand	12%	34,016	31,751
			$ 34,016	$ 31,751

6.	DUE FROM SHAREHOLDER

The following table presents the balances the Company owed to related parties.

	9/30/2008	12/31/2007
Due from Li Yan Kuan	$157,159	$123,024
Due to other shareholder	(4,977)	(4,977)
	$152,182	$118,047

Due from Li Yan Kuan

The Company was due $157,159 from Li Yan Kuan which was non- interest- bearing and, payable on demand.  There is no impact to the statement of operations as result of the receivable to the shareholder.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

Due to shareholder

Payables owed to the Company’s shareholders are non- interest- bearing and, payable on demand.  There is no impact to the statement of operations as result of the payables to the shareholder.

7.	PURCHASE DEPOSITS

Purchase Deposits of $3,104,589 and $2,380,375 at September 30, 2008 and December 31, 2007 respectively, consisted of advances to suppliers for the purchase of inventories, and prepayments for general operating costs.

8.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of September 30, 2008 and December 31, 2007:

	9/30/2008	12/31/2007
Category of Asset
Equipment	$134,332	$30,839
Furniture & Fixtures	123,695	16,734
Leasehold Improvement	39,450	125,991
Motor Vehicles	187,417	91,708
Building	370,254	-
	855,148	265,272

Less: Accumulated Depreciation	(210,446)	(96,593)
	$644,702	$168,679

The depreciation expenses were $ 41,245 and $6,239 for the period ended September 30, 2008 and the year ended December 31, 2007, respectively.

9.    VAT PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company has been granted to pay the balance dues under installments up to September 30, 2008, by the government. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

10.   LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the period ended September 30, 2008 and the year ended December 31, 2007 amounted to $ 142,167 and $143,772, respectively. Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $149,451 distributed as:

Fiscal Year	Minimum Lease Payments

2008	$57,551
2009	91,548
2010	352
Total	$149,451

11.   CONVERTIBLE BONDS AND BOND WARRANTS

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

Because of the fact that the Fixed Rate Convertible Debenture contain three separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows:

(1)	Convertible Debenture	$2,285,714
(2)	Discount	$285,714
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method.

The Convertible Debentures Payable, net consisted of the following:

	9/30/2008	12/31/2007
Convertible Debenture - Principal and interest
Balance as at beginning of year	$2,122,735	$-
Addition	1,000,000	2,000,000
Redemption	(507,936)	-
Interest Charged for the current year	-	168,448
Repayment of interest in current year	-	(45,713)
Balance as at end of year	2,614,799	2,122,735

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-

Less: Interest Discount – Warrant
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-
Convertible Debenture, net	$2,614,799	$2,122,735
The Convertible Debenture was classified as current and non-current as follows:

	9/30/2008	12/31/2007

Non-current portion	$1,241,239	$749,175
Current Portion	1,373,560	1,373,560
	$2,614,799	$2,122,735

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

12.   COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 75,000,000 shares at a par value of US$0.01 of which 67,539,071 and 53,170,000 shares at a par value of US$0.01 per share have been issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.

The presentation of recapitalization as of September 30, 2008 is being depicted in the following table:

Date	Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
3/7/2007	Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	$ 130,725	$ -	19.36%
3/7/2007	Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	58.95%
4/2/2007	Zenith Capital Management LLC	200,000	2,000	498,000	0.30%
7/1/2007	Miss Li, Yan Kuan	80,000	800	61,600	0.12%
	Less: Cost of Issue	-	-	(151,384)	0.00%
3/14/2008	Issuance of New Shares	793,651	7,937	269,521	1.18%
3/10/2008	TCAM(SPORE)	3,500,000	35,000	502,993	5.18%
4/9/2008	BEIJING LIHE	1,500,000	15,000	215,569	2.22%
4/10/2008	Issuance of New Shares	649,112	6,491	93,285	0.96%
5/9/2008	Issuance of New Shares	1,698,539	16,985	244,101	2.51%
6/6/2008	Shares cancelled: TCAM(SPORE)	(3,500,000)	(35,000)	(502,993)	(5.18%)
7/29/2008	GUANGZHOU RENWOXING	9,727,769	97,278	194,555	14.40%

		67,539,071	$ 675,391	$ 1,425,247	100.00%

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the period ended September 30, 2008 and
the year ended December 31, 2007

13.   RELATED PARTY TRANSACTIONS

The following material transactions with related parties during the periods were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

(a.)	The due from related party at September 30, 2008 and December 31, 2007 were $0 and $32,560, respectively.

(b.)	The due from shareholder at September 30, 2008 and December 31, 2007 were $152,181 and $118,047, respectively.

(c.)
On July 1, 2007, the Group acquired the entire equity shares of Macau Global Telecom Co., Ltd. from a shareholder of the Company at a consideration of $150,000 cash plus new issuance of 80,000 common shares of the Company.

(d.)	On July 29, 2008, the Group acquired 51% of equity shares of Guangzhou Renwoxing Telecom from a shareholder of the Company at a consideration of new issuance of 9,727,769 common shares of the Company

14.  SUBSEQUENT EVENTS

On November 3, 2008, due to market conditions, the Company re-negotiated the terms of the Debentures and Warrants, and entered into a modification agreement (the “Amendment Agreement”) with the Holders. Pursuant to the Amendment Agreement, the Company agreed to completely remove the monthly interest payment of the Debentures and increase the annual interest rate to 18%. Therefore, as described in the Schedule A of the Amendment Agreement, the Company will pay an aggregate of $2,151,110.85 and $1,485,714.10 to the Holders that are due on July 31, 2009 and February 21, 2010, respectively.  The Company acknowledged that the conversion price of the Debentures on the conversion date shall be equal to the lesser of (a) $0.015 (subject to adjustment), and (b) 80% of the lowest closing bid price during the 20 Trading Days immediately prior to the applicable conversion date (subject to adjustment).

The Amendment Agreement further modified the terms of the transaction by reducing the exercise price of the Warrants to $0.015 (subject to further adjustment), and therefore the number of shares underlying Warrants issued to the Holders will be increased to an aggregate of 156,097,534 shares as described in Schedule B of the Amendment Agreement.

The Company further agreed to hold a shareholder meeting on or before January 15, 2009 to increase the number of authorized shares of common stock of the Company to at least 1,000,000,000.

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

We plan to focus our operations in the coming months on corporate development activities, as they are a fundamental building block to our success in the long term. More specifically, we will devote significant resources to identifying and developing value-added services through an expanded network of regional and neighborhood service centers, shops and via a virtual store. We will continue to expand our distribution operations and network of regional and neighborhood retail service centers and shops.

We build strong customer relationships in the local communities that are served in order to take advantage of future sales from existing loyal customers and through word of mouth advertisement.

We are constantly using our wide connection of relationships within the telecommunications distribution network to develop and to offer additional value-added services and connected mobile handset services. After entry into a region, we will consult strategies used by existing and successful operations such as Virgin’s entry into England and America. GTL has opened the mobile markets in key cities and regions such as Beijing, Zhengzhou, Wuhan and Macau. GTL aims to become the largest mobile handset services distributor for China Mobile and China Unicom. Using resources from partners above us in the supply value chain and agreements in other services, we will realize maximal profit via bundling communication, handset and value-added services . As of March 31, 2008, we have successfully expanded our operations in Zhengzhou, Wuhan, Beijing, Hong Kong and Macau.  We will cement and protect existing market share and then expand further with our proven successful distribution sales model. Subsequently, we will expand into other cities in China as new opportunities are being identified.

Results of Operation

Three months ended September 30, 2008 compared with three months ended September 30, 2007

During the three months ended September 30, 2008, we earned $13,037,014 in revenues as compared to $6,417,955 during the same period ended in 2007, an increase of $6,619,059 or 103%.  The significant increase in revenue was a result of the management’s continuous meticulous planning and strategizing which focused on the long term growth of the company.

The cost of sales was $12,131,830 during the three months ended September 30, 2008, representing a 101% increase as compared to the same period of 2007.  The increase is generally in line with the increase in sales.

Gross profit increased from $403,156 during the three months ended September 30, 2007 to $905,184 in the same period of 2008.  The increase of gross profit is mainly generated from the increase in revenue.  Meanwhile, the gross margin improved from 6.3% during the quarter ended September 30, 2007 to 7% during the quarter ended September 30, 2008. Continued focus and initiatives on sales expansion, together with certain rebates, contributed to the higher margins.

Selling expenses were $69,215 during the three months ended September 30, 2008 as compared to $56,897 for the same period of 2007, representing an increase of 22%.  The increase is mainly due to the company’s expansion into new sales geographical regions.

General and administrative expenses were $231,582 during the three month period ended September 30, 2008 as compared to $238,364 for the same period ended in 2007, representing a decrease of $6,782.

Operating profit recorded $604,387 during the three months ended September 30, 2008, as compared to a gain of $107,895 during the same period of 2007, representing an increase of $496,492 or 460%. The improvement was mainly from the increase in revenue, gross profit and also the implementation of cost reduction measures.

Interest expenses of $58,414 during the three months ended September 30, 2008, which mainly included the interest payment of convertible debt.

Net gain recorded $285,327 during the three months ended September 30, 2008, as compared to net loss of $429,801 during the same period of 2007. The increase in net profit is mainly due to the increase in revenue and gross.

Nine months ended September 30, 2008 compared with Nine months ended September 30, 2007

During the nine months ended September 30, 2008, we earned $29,454,982 in revenues as compared to $15,016,769 during the same period ended in 2007, an increase of $14,438,213 or 96%.  This significant increase in revenue was a result of the management’s continuous meticulous planning and strategizing which focused on the long term growth of the company.

The cost of sales recorded $27,016,697 during the nine months ended September 30, 2008, representing an 89% increase as compared to the same period of 2007.  The increase is generally in line with the increase of sales.

Gross profit increased from $782,962 during the nine months ended September 30, 2007 to $2,438,285 in the same period of 2008.  The increase in gross profit is mainly from the increase in revenue.  Meanwhile, the gross margin increased from 5.2% during the nine months ended September 30, 2007 to 8.3% during the corresponding period in 2008.  Continued focus and initiatives on sales expansion, together with certain rebates, contributed to the higher margins.

Selling, general and administrative expenses were $1,427,077 during the nine months ended September 30, 2008 as compared to $617,170 for the same period in 2007, representing an increase of $809,907.  The increase is mainly due to the expansion of operations and a special bonus granted to employees during the first quarter ended March 31, 2008.

Operating gain recorded $1,011,208 during the nine months ended September 30, 2008, as compared to $165,792 during the same period in 2007, representing an increase of $845,416 or 510%.  The sharp increase was mainly from the increase in revenue, gross profit and also the implementation of cost reduction measures.

Interest expenses of $287,362 during the nine months ended September 30, 2008, which mainly included interest payments of convertible debt and funding costs related to the second phase of financing in February 2008.

Net gain recorded $370,926 during the nine months ended September 30, 2008, as compared to a net loss of $400,982 during the same period in 2007.  The increase in net profit is mainly due to the increase in revenue and gross profit.

Liquidity and Capital Resources

Cash provided by operating activities were $854,339 during the nine months ended September 30, 2008 as compared to cash used in operating activities of $1,026,621 for the same period ended in 2007.  Cash provided by operating activities during the nine months ended September 30, 2008 mainly consisted of cash received from customers of $29,690,889, other income of $27,056 and interest received of $32,766 and by netting off the cash paid to suppliers of $ 27,790,388, cash paid for interest of $287,361, selling and G&A expenses of $1,427,077.  Cash used in operating activities for the nine months ended September 30, 2007 mainly resulted from cash received from customers of $ 15,145,068 and by netting off the cash paid to suppliers of $ 14,755,41, cash paid for selling and general administrative expenses of $440,189, cash paid to director of $600,111 and others of $375,977.

Cash flows used in investing activities were $683,111 during the nine months ended September 30, 2008 as compared to $175,780 provided during the same period in 2007.  Cash used in investing activities during the nine months ended September 30, 2008 mainly consisted of purchase of property and equipment of $613,825, purchase of intangible assets of $192,261 and by netting off the cash from investments of $122,975.

Cash flows provided by financing activities were $1,648,946 during the nine months ended September 30, 2008 as compared to $2,484,298 during the same period in 2007.  During the nine months ended September 30, 2008, the cash flows provided by financing activities consisted of $1,160,722 of net proceeds from subscription of our common stock, cash from the issuance of convertible debt, due from related party of $524,624, and by netting off proceeds from notes of $2,265 and repayment to shareholders of $34,135.

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

Not applicable to smaller reporting company.

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

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 5, 2008 for information concerning certain unregistered sales of equity securities thereof.

On July 31, 2007, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the following three investors: Enable Growth Partners LP, Pierce Diversified Strategy Master Fund LLC, and Enable Opportunity Partners LP (collectively, the “Holders").  The aggregate purchase price was $3,000,000, and the investment was as follows:

* Senior Secured Convertible Debentures (the “Debentures”) for up to $3,428,571, with an annual interest rate of 8%.  The Debentures will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $.82.

* Common Stock Purchase Warrants (the “Warrants”) to purchase 2,090,592 shares of the Company’s common stock at a price of $1.12 per share, subject to adjustment, exercisable for a period of five years.

On November 3, 2008, due to market conditions, the Company re-negotiated the terms of the Debentures and Warrants, and entered into a modification agreement (the “Amendment Agreement”) with the Holders. Pursuant to the Amendment Agreement, the Company agreed to completely remove the monthly interest payment of the Debentures and increase the annual interest rate to 18%. Therefore, the Company will pay an aggregate of $2,151,110.85 and $1,485,714.10 to the Holders that are due on July 31, 2009 and February 21, 2010, respectively.  The Company acknowledged that the conversion price of the Debentures on the conversion date shall be equal to the lesser of (a) $0.015 (subject to adjustment), and (b) 80% of the lowest closing bid price during the 20 Trading Days immediately prior to the applicable conversion date (subject to adjustment).

The Amendment Agreement further modified the terms of the transaction by reducing the exercise price of the Warrants to $0.015 (subject to further adjustment), and therefore the number of shares underlying Warrants issued to the Holders will be increased to an aggregate of 156,097,534 shares.

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

GUANGZHOU GLOBAL TELECOM, INC.

Date: November 14, 2008	By:	/s/ Li Yankuan
Li YanKuan
President, Chief Executive Officer and Director