Form 10-K
period 2008-12-31
Guangzhou Global Telecom, Inc.
filed 2009-03-30
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-130937

GUANGZHOU GLOBAL TELECOM, INC.
 (Name of small business issuer in its charter)

Florida	59-3565377
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 03/04, 16/F, Jinke Building, No.17/19, Guangwei Road Guangzhou, PRC	510180
(Address of principal executive offices)	(Zip Code)

(86) 20-8317-2821
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of March 26, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US $555,706.23.

As of March 27, 2009, the registrant had 77,339,071 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.            BUSINESS

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

On February 14, 2008, Huantong Telecom Singapor Company Pte. Ltd. (“Huantong”), our wholly-owned subsidiary, entered into a share transfer agreement with TCAM Technology Pte.  Ltd. (“TCAM”) whereby Huantong agreed to purchase 30% of the total authorized shares of TCAM for the purchase amount of S$200,000 and 3.5 million shares of Guangzhou Global Telecom, Inc. common stock.

On July 29, 2008, GTHL completed the acquisition of Guangzhou Renwoxing Telecom (“GRT”), a company incorporated under the laws of the People’s Republic of China, in accordance with a share transfer agreement among the Company, GTHL and GRT.  Pursuant to the terms of the agreement, we issued 9,727,769 shares of common stock to certain assigners designated by GRT for 51% equity interest of GRT from Mr. Li Hanguang, a shareholder of GRT.  As a result, GRT became a subsidiary of the Company, and we became the majority shareholder of GRT.

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

Employees

                    As of March 27, 2009, the Company has 65 employees.

ITEM 1A.         RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.            PROPERTIES

The Company’s corporate office is located at Room 03/04, 16/F, Jinke Building, No.17/19, Guangwei Road , GuangZhou, PRC 510180.

ITEM 3.            LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 17, 2008, we submitted an Information Statement on Schedule 14C to amend our Article of Incorporation to increase the authorized shares of the Company. Article III of the Company's Articles of Incorporation currently is as follows:

“The total authorized capital stock of the corporation shall be Seventy-Five million (75,000,000) shares of $.01 par value common stock, allot any part of which capital stock may be paid for in cash, in property or in labor and services at a fair valuation to be fixed by the Board of Directors. Such stock may be issued from time to time without any action by the stockholders for such consideration as may be fixed from time to time by the Board of Directors, and shares so issued, the full consideration for which has been paid or delivered shall be deemed the fully paid up stock, and the holder of such shares shall not be liable for any further payment thereof. Each share of stock shall have voting privileges and will be eligible for dividends.”

PART II

ITEM 5.        MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2007
May 15, 2007 to June 30, 2007	$2.95	$0.70
Third Quarter	$1.28	$0.66
Fourth quarter	$1.08	$0.25
2008
First Quarter	0.32	0.21
Second Quarter	0.24	0.04
Third Quarter	0.06	0.02
Fourth Quarter	0.03	0.01
2009
January 1, 2009 to March 27, 2009	0.02	0.01

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

Holders

As of March 27, 2009, in accordance with our transfer agent records, we had 38 recordholders of our 37,260,609 shares of Common Stock.

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

Recent Sales of Unregistered Securities

On February 14, 2008, we issued 3.5 million shares of our common stock to TCAM in accordance with the share transfer agreement between Huantong and TCAM whereby Huantong agreed to purchase 30% of the total authorized shares of TCAM for the purchase amount of S$200,000.

On July 29, 2008, we issued 9,727,769 shares of common stock to certain assigners designated by GRT for 51% equity interest of GRT from Mr. Li Hanguang, a shareholder of GRT, in accordance with the share transfer agreement among the Company, GTHL and GRT.  As a result, GRT became our subsidiary.

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

ITEM 6.            SELECTED FIANANCIAL DATA

Not Applicable because we are a smaller reporting company.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

BUSINESS OVERVIEW

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARE TO THE YEAR ENDED DECEMBER 31, 2007

The following table presents the statement of operations for the year ended December 31, 2008 as compared to the comparable period of the year ended December 31, 2007. The discussion following the table is based on these results.

	Note	12/31/2008	12/31/2007
Sales		$44,810,929	$21,453,232
Cost of sales		41,299,901	20,203,298
Gross profit		3,511,028	1,249,934

Operating expense
Selling expenses		361,236	166,399
Administrative and general expenses		1,584,197	1,381,952
Total operating expense		1,945,433	1,548,351

Operating income / (loss)		1,565,595	(298,417)

Other income		3,398	-
Interest income		32,159	2,529
Other expenses		(3,055)	(544,618)
Interest expenses		(1,065,222)	-
Total other income/(expense)		(1,032,720)	(542,089)

Income/(loss) before tax		532,875	(840,506)

Income tax		(411,671)	(143,983)
Minority Interest		(404,794)	-
Net Income/(Loss)		$(283,590)	$(984,489)

Earnings Per Share
Basic		$(0.0046)	$(0.0185)
Diluted		$(0.0046)	$(0.0141)

Weighted Average Shares Outstanding
Basic		61,342,162	53,080,000
Diluted		61,342,162	58,048,048

	Accumulated Comprehensive Income
Comprehensive Income	12/31/2007	12/31/2008	Total
Net Income	(984,489)	(283,590)	(1,268,079)
Other Comprehensive Income
Foreign Currency Translation Adjustment	(5,563)	(222,946)	(228,509)

	(990,052)	(506,536)	(1,496,588)

Results of Operation for the Fiscal year ended December 31, 2008 compared with fiscal year ended December 31, 2007

Total Revenue

During fiscal year ended December 31, 2008, we earned $44,810,929 in revenues as compared to $21,453,232 during the fiscal year ended in 2007, representing an increase of $23,387,697 or approximately 109%.  Renwoxing and Beijing Lihe, our new acquired two subsidiaries, contributed $10,541,150 revenue.  In addition, Zhenzhou Branch, Zhenzhou Equipment and Beijing Branch were new set up in middle of 2007, while these subsidiaries or branches contributed full year’s operation result in 2008.  As a result, the revenue increase is mainly resulted from our geography expansion.

Gross Profit

The gross profit decreased to $3,511,028 during the fiscal year ended December 31, 2008 from $1,249,934 in the same period of 2007, representing $2,261,094 or 181% increase.   The increase of gross profit is mainly due to the increase of sales.  In addition, our gross margin increased from 5.8% to 7.8%.  The increase of gross margin contributed to the reasons as follows: (1) our equipment sales generate 11% margin in 2008, while it is 8.6% in 2007 and its revenue in 2008 is 4.8 times of that in 2007; (2) our new acquired Beijing Lihe subsidiary generated gross profit of $586,334 with 10% gross margin.

Expenses

Our selling, general and administrative expenses (“SG&A expenses”) were $1,945,433 during the fiscal year ended December 31, 2008 as compared to $1,548,351 for the fiscal year ended in 2007, representing an increase of $397,082 or approximately 20%.   The increase of SG&A expenses are mainly due to the expansion of operating locations.  For example, our new acquired two subsidiaries incurred SG&A expenses of $65,184 during 2008.   The increase of SG&A expenses are also due to a special bonus to employees of $362,001 incurred in 2008 for their great efforts.

Other expenses were $1,032,720 during the year ended December 31, 2008, mainly representing interest expenses of $1,065,222, which includes $776,744 restructuring expenses.  While other expenses of $542,089 during the year ended December 31, 2007 mainly consist of one-off financing expenses of $544,618.

Minority interest were $404,794 during the year ended December 31, 2008, which resulted from the minority interest generated from Beijing Lihe and Renwoxing, our new acquired 50% and 51% subsidiaries respectively.

Net loss

Net loss recorded $283,590 during the fiscal year ended December 31, 2008, as compared to a net profit of $984,489 during the fiscal year ended December 31, 2007.  The decrease of net loss is mainly due to increase of gross profit.

Liquidity and Capital Resources

Cash used in operating activities were $526,814 during the fiscal year ended December 31, 2008 as compared to cash used in operating activities of $2,876,970 for the year ended December 31, 2007.   Cash used from operating activities during year 2008 was mainly resulted from net loss of $283,590, increase of receivables of $404,619, increase of purchase deposits of $1,203,294 and increase in inventory of $419,120, netting off depreciation and minority interest of $907,040, increase in different liabilities of $726,163.  The increase of operating assets and liabilities are mainly due to our increasing revenue and operating size.

Cash flows used in investing activities were $404,406 for the fiscal year ended December 31, 2008 as compared to $565,936 used for the fiscal year ended December 31, 2007.   Cash provided from investing activities during year 2008 was resulted from proceeds from repayment of note receivable and repayment from business development of $31,751 and $192,329 respectively, by netting of acquisition of property and equipment and intangible assets of $586,884, and $41,602 respectively.  Such increment of fixed assets and intangible assets are in line with our business expansion speed.

Cash flows provided by financing activities were $2,554,098 during the fiscal year ended December 31, 2008 compared to $2,502,088 used in financing activities for the fiscal year ended in 2007.   Cash provided by the financing activities was mainly due to the proceeds from issuance of stock and issuance of convertible debt.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2008. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

 In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.        QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Guangzhou Global Telecom, Inc.

Audited Consolidated Financial Statements

December 31, 2008 and 2007

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Contents	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 – F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-25

To:  The Board of Directors and Stockholders of
        Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guangzhou Global Telecom, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California                                                                                                           Samuel H. Wong & Co., LLP
January 23, 2008                                                                                                                      Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
At December 31, 2008 and 2007
(Stated in US Dollars)

ASSETS	Note	12/31/2008	12/31/2007

Current Assets
Cash and cash equivalent		$1,628,134	$228,202
Other receivable	4	920,481	515,862
Notes receivable	5	-	31,751
Due from related party		-	32,560
Due from shareholder		-	118,047
Purchase deposits	7	3,583,669	2,380,375
Advance for business development		-	192,329
Inventory		849,518	430,398
Total Current Assets		6,981,802	3,929,524

Non-Current Assets
Property, plant & equipment, net	8	624,030	168,679
Goodwill		215,560	173,958
Total Non-Current Assets		839,590	342,637

TOTAL ASSETS		$7,821,392	$4,272,161

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$273,929	$60,535
VAT payable	9	1,396,460	1,310,395
Income tax payable		421,758	200,961
Due to shareholder	6	44,698	-
Accrued liabilities and other payable		420,535	259,326
Convertible debenture - current portion	11	1,943,037	1,373,560
Total Current Liabilities		4,500,416	3,204,777

Non-Current Liabilities
Convertible debenture – non-current portion	11	1,485,714	749,175
Interest discount - share purchase warrant		-	-
Total Non-Current Liabilities		1,485,714	749,175

TOTAL LIABILITIES		$5,986,130	$3,953,952

Minority interest		775,507	-

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
At December 31, 2008 and 2007
(Stated in US Dollars)

	12/31/2008	12/31/2007
STOCKHOLDERS' EQUITY

Common Stock US$0.01 par value; 1,000,000,000
authorized, 74,839,071 and 53,170,000 issued
and outstanding as of December 31, 2008
and December 31, 2007, respectively	$748,391	$531,700
Additional paid in capital	1,439,607	408,216
Other comprehensive income	(202,845)	20,101
Retained earnings	(925,398)	(641,808)

TOTAL STOCKHOLDERS' EQUITY	$1,059,755	$318,209

TOTAL LIABILITIES AND
STOCKHOLDERS' EUITY	$7,821,392	$4,272,161

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the years ended December 31, 2008 and 2007
 (Stated in US Dollars)

	Note	12/31/2008	12/31/2007
Sales		$44,810,929	$21,453,232
Cost of sales		41,299,901	20,203,298
Gross profit		3,511,028	1,249,934

Operating expense
Selling expenses		361,236	166,399
Administrative and general expenses		1,584,197	1,381,952
Total operating expense		1,945,433	1,548,351

Operating income / (loss)		1,565,595	(298,417)

Other income		3,398	-
Interest income		32,159	2,529
Other expenses		(3,055)	(544,618)
Interest expenses		(1,065,222)	-
Total other income/(expense)		(1,032,720)	(542,089)

Income/(loss) before tax		532,875	(840,506)

Income tax		(411,671)	(143,983)
Minority Interest		(404,794)	-
Net Income/(Loss)		$(283,590)	$(984,489)

Earnings Per Share
Basic		$(0.0046)	$(0.0185)
Diluted		$(0.0046)	$(0.0141)

Weighted Average Shares Outstanding
Basic		61,342,162	53,080,000
Diluted		61,342,162	58,048,048

	Accumulated Comprehensive Income
Comprehensive Income	12/31/2007	12/31/2008	Total
Net Income	(984,489)	(283,590)	(1,268,079)
Other Comprehensive Income
Foreign Currency Translation Adjustment	(5,563)	(222,946)	(228,509)

	(990,052)	(506,536)	(1,496,588)

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

			Additional		Other
	Total number	Common	paid in	Subscription	comprehensive	Retained
	of share	stock	capital	receivable	income	earnings	Total
Balance, January 1, 2007	52,890,000	528,900	-	(86,384)	25,664	342,681	810,861
Issuance of new share	280,000	2,800	408,216	86,384	-	-	497,400
Net income/(loss)	-	-	-	-	-	(984,489)	(984,489)
Foreign currency translation	-	-	-	-	(5,563)	-	(5,563)
Balance, December 31, 2007	53,170,000	531,700	408,216	-	20,101	(641,808)	318,209

Balance, January 1, 2008	53,170,000	531,700	408,216	-	20,101	(641,808)	318,209
Conversion of bond debenture to common stock	7,941,302	79,413	541,836	-	-	-	621,249
Issuance of common stock to acquire BJ Lihe	1,500,000	15,000	285,000	-	-	-	300,000
Issuance of common stock to acquire Renwoxing	9,727,769	97,278	194,555	-	-	-	291,833
Issuance of common stock in relation to management compensation	2,500,000	25,000	10,000	-	-	-	35,000
Net income/(loss)	-	-	-	-	-	(283,590)	(283,590)
Foreign currency translation	-	-	-	-	(222,946)	-	(222,946)
Balance, December 31, 2008	74,839,071	748,391	1,439,607	-	(202,845)	(925,398)	1,059,755

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

	12/31/2008	12/31/2007
Cash Flow from Operating Activities
Cash received from customers	$44,438,871	$21,522,028
Cash paid to suppliers	(42,786,815)	(24,401,527)
Cash paid for selling and G&A expenses	(1,945,433)	-
Cash received from other income	186,822	-
Cash paid to director	162,745	-
Cash paid for other expense	(29,238)	-
Interest received	32,159	2,529
Interest paid	(1,065,222)	-
Minority interest	370,713	-
Tax paid	108,584	-
Cash Sourced from/(Used in) Operating Activities	(526,814)	(2,876,970)

Cash Flow from Investing Activities
Advance from Related Party	-	226,871
Proceeds from notes receivable	31,751	311,392
Advance/(repayment) for business development	192,329	(192,798)
Purchase of property, plant & equipment	(586,884)	(105,571)
Purchase of intangible assets	(41,602)	(173,958)
Advance from Acquisition receivable	-	500,000
Cash Sourced from/(Used in) Investing Activities	(404,406)	565,936

Cash Flow from Financing Activities
Private investor's deposit for purchase of common stock	1,031,391	-
Issuance of common stock	216,691	497,400
Proceed from notes	1,306,016	-
Repayment of loan from shareholder	-	(118,047)
Cash received from issuance of convertible debenture	-	2,122,735
Cash Sourced from/(Used in) Financing Activities	2,554,098	2,502,088

Net Increase/(Decrease) in Cash & Cash Equivalents	1,622,878	191,054

Effect of Currency Translation	(222,946)	-

Cash & Cash Equivalent at the Beginning of Year	228,202	37,148

Cash & Cash Equivalent at the End of Year	$1,628,134	$228,202

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

	12/31/2008	12/31/ 2007

Net (loss)/income	$(283,590)	$(984,489)

Adjustments to reconcile net (loss)/income to
net cash provided by cash activities

Minority interest	775,507	-
Depreciation	131,533	46,460
Decrease/(increase) in other receivable	(404,619)	(1,889,945)
Decrease/(increase) in due from director	118,047	-
Decrease/(increase) in purchase deposit	(1,203,294)	-
Decrease/(increase) in related party	32,560	-
Decrease/(increase) in inventory	(419,120)	(421,436)
Decrease/(increase) in rental deposit	-	-
Increase/(decrease) in tax payable	213,394	44,642
Increase/(decrease) in accrued liabilities and other payable	205,907	(235,320)
Increase/(decrease) in VAT payable	86,065	410,879
Increase/(decrease) in income tax payable	220,797	152,239
Total of all adjustments	(243,224)	(1,892,481)

Net Cash Provided by (Used in)/Sourced from Operating Activities	$(526,814)	$(2,876,970)

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Guangzhou Global Telecom, Inc. (the Company) formerly Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

On March 27, 2007, the Company underwent a reverse-merger with Global Telecom Holding Limited (GTHL, a British Virgin Islands (BVI) Company incorporated on April 1, 2004 under the British Virgin Islands International Business Companies Act (CAP. 291)) and its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited (GGT, established on December 4, 2004 in PRC with a registered and paid-up capital of RMB 3,030,000 (approximate $375,307)) involving an exchange of shares whereby the Company issued an aggregate of 39,817,500 shares of common stock in exchange for all of the issued and outstanding shares of GTHL. In connection with the reverse merger, the Company issued 200,000 shares of common stock to Zenith Capital Management LLC in April 2007 at a price of $2.50 per share.

In 2007, the Company established 4 subsidiaries; namely, Zhengzhou Global Telecom Equipment Limited (“ZGTE”), Macau Global Telecom Company Limited (“MGT”), Huantong Telecom Hongkong Holding Limited (“HTHKH”), and Huantong Telecom Singapore Company PTE Limited (“HTS”) with capital of RMB 500,000, Macau Dollar 300,000, Hong Kong Dollar 100 and Singapore Dollar 200,000, respectively. Simultaneously, the Company newly established a subsidiary; namely, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd (“GHTTCS”) with capital of RMB 8,155,730. Pursuant to a Stock Purchase Agreement dated April 9, 2008 and July 29, 2008, respectively, the Company acquired 50% of the issued and outstanding shares in the capital of Beijing Lihe Jiahua Technology and Trading Company Ltd (“BLJ”) and 51% of the issued and outstanding shares in Guangzhou Renwoxing Telecom (“GRT”), a limited liability company incorporated in China. Pursuant to the terms of the Stock Purchase Agreements, the Shareholders agreed to sell and transfer the proportion of the shares to the Company for a purchase consideration of US$300,000 and US$291,833 respectively.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of December 31, 2008, detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Global Telecom Holding, Ltd.	BVI	100	HKD 7,800
Huantong Telecom Hong Kong Holding, Ltd.	Hong Kong SAR	100	HKD 100
Guangzhou Global Telecommunication Co., Ltd.	PRC	100	RMB 3,030,000
Zhengzhou Global Telecom Equipment, Ltd.	PRC	100	RMB 500,000
Guangzhou Huantong Telecom Technology and Consultant Services, Ltd.	PRC	100
			RMB 8,155,730

Beijing Lihe Jiahua Technology and Trading Co., Ltd.	PRC	50	RMB 500,000
Guangzhou Renwoxing Telecom Co., Ltd.	PRC	51	RMB 3,010,000
Macau Global Telecom Co., Ltd.	Macau SAR	100	MOP 300,000
Huantong Telecom Singapore Co. PTE, Ltd.	Singapore	100	SGD 200,000

(c)	Economic and Political Risks

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

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

Exchange Rates	12/31/2008	12/31/2007
Period end RMB : US$ exchange rate	6.8542	7.3141
Average period RMB : US$ exchange rate	6.9623	7.6172

Period end HKD : US$ exchange rate	7.7507	7.8049
Average period HKD : US$ exchange rate	7.7874	7.8026

Period end MOP : US$ exchange rate	8.1823	8.1594
Average period MOP : US$ exchange rate	8.1657	8.2166

Period end SGD : US$ exchange rate	1.4426	1.4467
Average period SGD : US$ exchange rate	1.4156	1.5072

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

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

•
Effective January 1, 2008, PRC government implements a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 15% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net income for the year ended December 31, 2008, the Company shall not be subject to income tax.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

3.	CONCENTRATION

A substantial portion of GGT’s business operations depend on mobile telecommunications in PRC; any loss or deterioration of such relationship may result in severe disruption to the business operations impacting the Company's revenue. GGT relies entirely on the networks and gateways of these phone operators to provide its services. The Company's agreements with these operators are generally for a short period of one year and generally do not have automatic renewal provision. If these providers are unwilling to continue business with the Company, the Company's ability to conduct its existing business would be adversely affected.

4.	OTHER RECEIVABLE

Other Receivable at December 31, 2008 and 2007 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	12/31/2008	12/31/2007
Trade financing to business associates	$920,481	$515,862

5.	NOTE RECEIVABLE

Note receivable at December 31, 2008 and 2007 pertained to the Company’s financing of two unrelated business associates without collateral on the following terms:

Borrower	Terms	Interest	12/31/2008	12/31/2007
Kit Yeung Twilight Telecommunication & Cable Factory	On Demand	12%	$-	$31,751
			$-	$31,751

6.	DUE FROM / TO SHAREHOLDER

The following table presents the balances the Company owed to shareholders.

	12/31/2008	12/31/2007
Due from Li Yan Kuan	$-	$123,024
Due to other shareholder	(44,698)	(4,977)
	$(44,698)	$118,047

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

Due from Li Yan Kuan

The amount due from Li Yan Kuan was non-interest-bearing and, receivable on demand.  There is no impact to the statement of operations as a result of the receivable from the shareholder.

Due to shareholder

Payables owed to the Company’s shareholders are non-interest-bearing and, payable on demand.  There is no impact to the statement of operations as a result of the payables to the shareholder.

7.	PURCHASE DEPOSITS

Purchase Deposits of $3,583,669 and $2,380,375 at December 31, 2008 and 2007 respectively, consisted of advances to suppliers for the purchase of inventories, and prepayments for general operating costs.

8.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of December 31, 2008 and 2007: -

12/31/2008

Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	179,176	89,244	89,932
Furniture & Fixtures	34,380	27,417	6,963
Motor Vehicles	147,757	92,758	54,999
Building	490,843	18,707	472,136
Total	852,156	228,126	624,030

12/31/2007

Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	30,839	1,105	29,734
Furniture & Fixtures	16,734	5,687	11,047
Leasehold Improvement	125,991	68,350	57,641
Motor Vehicles	91,708	21,451	70,257
	265,272	96,593	168,679

The depreciation expenses were $ 131,533 and $6,239 for the years ended December 31, 2008 and 2007, respectively.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

9.   VAT PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at December 31, 2008.  Thus, the VAT payable as of December 31, 2008 included the past due VAT possibly to be waived.

10.  LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the years ended December 31, 2008 and 2007 amounted to $ 199,718 and $143,772, respectively. Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $91,900 distributed as:

Fiscal Year	Minimum Lease Payments
2009	$91,548
2010	352
Total	$91,900

11.  CONVERTIBLE BONDS AND BOND WARRANTS

On July 31, 2007 and January 1, 2008, the Company completed two financing transactions with several investors (the “Subscriber”) issuing $2,000,000 and $1,000,000, respectively, Fixed Rate Convertible Debenture due in 2009 and a stock purchase warrant to purchase an aggregate of 2,090,592 shares of the Company common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that will expire in 2012 (the “Warrants”).

The Debentures were subscribed at a price equal to 87.5% of their principal amount, which is the issue price of $3,428,571 less a 12.5% discount. The Debentures were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated July 31, 2007 (the “Trust Deed”).

•	Interest Rate. The Debenture bears interest at the rate of 8% per annum of the principal amount of the Debentures.
•
Conversion. Each Debenture is convertible at the option of the holder at any time after July 31, 2007 up to July 31, 2009, into shares of our common stock at a fixed conversion price of $0.82 per share.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

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

At July 31, 2007 and January 1, 2008, the dates of issuance, the Company determined the fair value of the Debenture to be $2,000,000 and $1,000,000, respectively. The values of the warrants and the beneficial conversion feature as at December 31, 2007 and 2008 determined under the Black-Scholes valuation method were immaterial. Accordingly, the interest discount on the warrants and beneficial conversion feature were recorded, and are being amortized by the straight-line method over 5 years and 2 years respectively.

Because of the fact that the Fixed Rate Convertible Debenture contain three separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture (after two rounds)	$3,428,571
(2)	Discount	$428,571
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method.

The Convertible Debentures Payable, net consisted of the following: -

	12/31/2008	12/31/2007
Convertible Debenture - Principal and interest
Balance as at beginning of year	$2,122,735	$-
Addition	1,000,000	2,000,000
Redemption	(507,936)	-
Interest charged for the current year	400,188	168,448
Repayment of interest in current year	-	(45,713)
Restructure cost	413,764
Balance as at end of year	3,428,751	2,122,735

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-

Less: Interest Discount – Warrant
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-
Convertible Debenture, net	$3,428,751	$2,122,735

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

The Convertible Debenture was classified as current and non-current as follows:

	12/31/2008	12/31/2007

Non-current portion	$1,943,037	$749,175
Current Portion	1,485,714	1,373,560
	$3,428,751	$2,122,735

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

The Company further amended the Article of Association to increase the number of authorized shares of common stock to 1,000,000,000.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

12. COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 74,839,071 and 53,170,000 shares have been issued and outstanding as of December 31, 2008 and 2007, respectively.

The presentation of recapitalization as of December 31, 2008 is being depicted in the following table:

Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	130,725	-	17.47%
Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	53.20%
Zenith Capital Management LLC	200,000	2,000	498,000	0.27%
Miss. Li Yan Kuan	80,000	800	61,600	0.11%
Less: Cost of Issue	-	-	(151,384)	-
Beijing Lihe	1,500,000	15,000	285,000	2.00%
Guangzhou Renwoxing	9,727,769	97,278	194,555	13.00%
Private placement investors	7,941,302	79,413	541,836	10.61%
Management / Insider	2,500,000	25,000	10,000	3.45%
	74,839,071	748,391	1,439,607	100.00%

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

13.  ACQUISITIONS

The Company had two acquisitions during 2008 consisting the acquisitions of (1) Beijing Lihe Jiahua Technology and Trading Co., Ltd. (“Beijing Lihe”) and (2) Guangzhou Renwoxing Telecom (“GRT”).

On April 7, 2008, Global Telecom Holdings. Ltd. (“GTHL”), a wholly-owned subsidiary of Guangzhou Global Telecom, Inc. entered into a Share Transfer Agreement (the “Agreement”) with majority shareholder of Beijing Lihe Jiahua Technology and Trading Company Ltd. (“Beijing Lihe”), Li Han Guang, whereby the GTHL agreed to provide 1.5 million shares of Guangzhou Global Telecom, Inc. common stock and invest RMB 200,000 into Beijing Lihe in exchange of 50% of the total equity interest of Beijing Lihe.

On July 29, 2008, the Company, through its wholly owned subsidiary, Global Telecom Holdings Limited (“GTHL”), completed the acquisition of Guangzhou Renwoxing Telecom (“GRT”), a company incorporated under the laws of the People’s Republic of China. Pursuant to the Share Transfer Agreement (the “Agreement”) between GTHL and GRT, the Company issued 9,727,769 shares of common stock to certain assigners designated by GRT for 51% equity interest of GRT.

The following tables are the condensed balance sheets of Beijing Lihe and Renwoxing as of December 31, 2007 and July 31, 2008 respectively.

Beijing Lihe and Renwoxing
Condensed Balance Sheets

	12/31/2007	7/31/2008
Assets	Beijing Lihe	Renwoxing	Total
Current Assets
Cash and Cash Equivalent	$ 227,617	$ 388,805	$ 616,422
Other receivables	861	169,315	170,176
Non-Current Assets
Fixed Assets, net	3,686	64,007	67,693
Total Assets	232,163	622,127	854,291

Liabilities
Current Liabilities
Tax Payable	6,321	2,946	9,268
Total Liabilities	6,321	2,946	9,268

Net Assets	$ 225,842	$ 619,181	$ 845,023

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

	Shares for Acquisition	Stock Price	Acquisition Price
Beijing Lihe	1,500,000	0.22	328,481
Renwoxing	9,727,769	0.03	291,833
Total	11,227,769		620,314

	Net Assets	Minority Interest	Allocation for Acquisitions
Beijing Lihe	225,842	112,921	112,921
Renwoxing	619,181	303,399	315,782
Total	845,023	416,320	428,703

			Goodwill /
			(Assets write down)
		Beijing Lihe	215,560
		Renwoxing	(23,949)
		Total	191,611

The following tabulations were retroactive restatements of pro forma consolidated balance sheets as of December 31, 2008 and 2007, and the statements of income for the years then ended. The retroactive restatements were based on the assumption that the acquisitions of Beijing Lihe and Renwoxing were made at the beginning of 2007 for the purpose of trading and comparative analysis.

Guangzhou Global Telecom, Inc.
Pro forma Condensed Consolidated Balance Sheets
	2007				2008
	GZ Global	Beijing Lihe	Renwoxing	Total	GZ Global
Assets
Current assets	$ 3,929,524	$ 228,478	$ 558,120	$4,716,122	$6,981,802
Non-current assets	342,637	3,686	64,007	410,330	839,590
Total assets	4,272,161	232,163	622,127	5,126,452	7,821,392

Liabilities
Current liabilities	3,204,777	6,321	2,946	3,214,044	4,500,416
Non-current liabilities	749,175	-	-	749,175	1,485,714
Total liabilities	3,953,952	6,321	2,946	3,963,219	5,986,130
Minority interest	-	-	-	-	775,507
Net Assets	$ 318,209	$ 225,842	$ 619,181	$1,163,232	$1,059,755

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

	2007				2008
	GZ Global	Beijing Lihe	Renwoxing	Total	GZ Global
Sales revenue	$ 21,453,232	$ 1,937,539	$ 1,459,907	$ 24,850,678	$44,810,929
Cost of revenue	20,203,298	1,735,274	1,247,829	23,186,401	41,299,901
Gross profit	1,249,934	202,265	212,078	1,664,277	3,511,028

Operating expenses	(1,548,351)	(18,851)	(13,489)	(1,580,691)	(1,945,433)
Other income/(expense)	(542,089)	(22)	(697)	(542,808)	(1,032,720)
Earnings before tax	(840,506)	183,392	197,891	(459,223)	532,875

Income tax	(143,983)		(922)	(144,905)	(411,671)
Minority Interest	-	-	-	-	(404,794)

Net income	$ (984,489)	$ 183,392	$ 196,970	$ (604,127)	$ (283,590)

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Samuel H. Wong & Co. LLP, a certified public accountant. We do not presently intend to change accountant. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of March 27, 2009 are as follows:

NAME	AGE	POSITION

Yankuan Li	51	President, Chief Executive Officer, and Director
Richard Yan (1)	34	Chief Financial Officer
Jingda Ni (1)	25	General Manager

Note: (1) Effective October 16, 2008, Mr. Zhihan Hu resigned as the Chief Financial Officer and Director of our company. Yiwen Wu resigned as General Manager and Director of our company. There were no disagreements between Zhihan Hu and Yiwen Wu and us or any officer or director of the Company. Effective October 16, 2008, Richard Yan and Jingda Ni were appointed as our Chief Financial Officer and General Manager.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Yankuan Li, President, Chief Executive Officer and Chairman of the Board

Yankuan Li has been Chairman of the Board of GTL since 2005. From 2004-2005, she was General Manager of Guangzhou YueShen TaiYang Technology Ltd., a subsidiary of Pacificnet Inc. (Nasdaq: PACT). From 2003-2004, she was Managing Director of the phone card division of Guangzhou Trading Center of Renwoxing, responsible for phone cards. From 2000-2003, she was Department Manager of the Industrial and Commercial Bank of China Guangzhou Branch. Ms. Li holds a bachelor degree in Business Management of Beijing United University in 1998.

Mr. Richard Yan, Chief Financial Officer

Mr. Yan previously served in several positions at Sancon Resources Recovery, Inc. (OTCBB: SRRY) since its inception in 2004 as Vice President, Acting CFO and Financial Controller. Richard previously served as the Financial Controller of Hartcourt Companies Inc. through 2002 to 2003 (OTCBB: HRCT), a consolidator of IT distribution company. Prior to that, Mr. Yan worked at KPMG China for several years and accumulated extensive experience in the areas of financial advisory, auditing, and taxation services. Mr. Yan is also a partner of KRC, an independent consulting firm based in Shanghai rendering accounting and financial services to private firms seeking to go public. He is a Certified Public Accountant of China, and holds a Bachelor Degree in Economics and MBA from Shanghai JiaoTong University.

Mr. Jingda Ni, General Manager

Ni Jingda joined Guangzhou Global Telecom in 2005 as marketing manager. Mr. Ni previously served as principal supervisor in charge of Marketing with Guangzhou YueShen TaiYang Technology Ltd., a former subsidiary of PacificNet Inc from 2004 to 2005, and accumulated extensive telecommunications expertise and experience. After playing a senior role in the planning and execution of PacificNet Inc’s rapid growth in Guangzhou, Mr. Ni was headhunted to become marketing manager at Guangzhou Global Telecom. Mr. Ni also served at the People’s Court of Yuexiu District, Guangzhou from 2003 to 2004. His appointment as general manager is testimony of his strengths proven by the current successful expansion and growth of Guangzhou Global Telecom since its inception.

Board of Directors

Our sole director holds office until the annual meeting of stockholders of the Company following the election or until her successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

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

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 11.         EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2008 and 2007. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Yankuan Li, Chief Executive Officer and Chairman of the	2008			0	0	0	0	0	0
Board	2007		$12,000	0	0	0	0	0	0		$12,000

Richard Yan, Chief Financial Officer (1)	2008	$		0	0	0	0	0	0	$

Jingda Ni, General Manager (1)	2008	$		0	0	0	0	0	0	$

Yiwen Wu, Chief Operating Officer	2008									$
and Director (1)	2007		$10,800	0	0	0	0	0	0		$10,800

Zhihan Hu, Chief Financial Officer and	2008									$
Director (1)	2007		$9,600	0	0	0	0	0	0		$9,600

Note: (1) Effective October 16, 2008, Mr. Zhihan Hu resigned as the Chief Financial Officer and Director of our company. Yiwen Wu resigned as General Manager and Director of our company. There were no disagreements between Zhihan Hu and Yiwen Wu and us or any officer or director of the Company. Effective October 16, 2008, Richard Yan and Jingda Ni were appointed as our Chief Financial Officer and General Manager.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 27, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 27, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements with our officers or directors currently.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of March 27, 2009, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address	Number of Common Shares Beneficially Owned(2)	Percent of Class
Common Stock	Yankuan Li	14,193,934	18.353%
Common Stock	Richard Yan (1)
Common Stock	Jingda Ni (1)	1,400,000	1.81%
Common Stock	Yiwen Wu (1)	250,000	0.323%
Common Stock	Zhihan Hu (1)	10,000	0.013%
Common Stock	All directors and executive officers as a group (3 persons)		%

(1) Effective October 16, 2008, Mr. Zhihan Hu resigned as the Chief Financial Officer and Director of our company. Yiwen Wu resigned as General Manager and Director of our company. There were no disagreements between Zhihan Hu and Yiwen Wu and us or any officer or director of the Company. Effective October 16, 2008, Richard Yan and Jingda Ni were appointed as our Chief Financial Officer and General Manager.
(2) Based on 77,339,071 shares of common stock issued and outstanding as of March 27, 2009.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
.
ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $70,000 and $80,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not  have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

3.1	Articles of Incorporation (1) Amendment to Articles of Incorporation

3.2	Bylaws (1)

10.1	Securities Purchase Agreement (2)

10.2	Registration Rights Agreement (2)

10.3	Subsidiary Guarantee (2)

10.4	Security Agreement (2)

10.5	Form of Senior Secured Convertible Debenture (2)

10.6	Form of Common Stock Purchase Warrant (2)

10.7	Amendment Agreement among the Company and certain investors, dated February 21, 2008 (3)

10.8	Share Transfer Agreement between Huantong Telecom Singapor Company Pte. Ltd. and TCAM Technology Pte. Ltd., dated February 14, 2008 (4)

10.9	Share Transfer Agreement between Global Telecom Holdings Limited and Guangzhou Renwoxing Telecom, dated July 29, 2008 (5)

10.10	Amendment Agreement between the Company and certain investors, dated November 3, 2008 (6)

21	List of subsidiaries of the Registrant

23.1	Consent of Samuel H. Wong & Co. LLP

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to Form SB-2 filed on January 6, 2006.
(2)	Incorporated by reference to Form 8K/A filed on August 8, 2007.
(3)	Incorporated by reference to Form 8K filed on February 28, 2008.
(4)	Incorporated by reference to Form 8K filed on March 11, 2008.
(5)	Incorporated by reference to Form 8K filed on July 31, 2008.
(6)	Incorporated by reference to Form 8K filed on November 5, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANGZHOU GLOBAL TELECOM, INC.

Date: March 30, 2009	By:	/s/ Li, Yankuan
Li, Yankuan
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Yankuan	President, Chief Executive Officer and Director	March 30, 2009
Li Yankuan

/s/Richard Yan	Chief Financial Officer and Principal Accounting Officer	March 30, 2009
Richard Yan

/s/Jingda Ni	General Manager	March 30, 2009
Jingda Ni