Form 10-Q
period 2009-03-31
Guangzhou Global Telecom, Inc.
filed 2009-05-14
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(86) 20-8317-2821
 (Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14  2009:  87,412,071 shares of common stock.

GUANGZHOU GLOBAL TELECOM, INC.

FORM 10-Q

March 31, 2009

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

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

Guangzhou Global Telecom, Inc.

Unaudited Consolidated Financial Statements

March 31, 2009 and December 31, 2008

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Contents	Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 – 3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6 – 7

Notes to Consolidated Financial Statements	8 – 22

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of March 31, 2009 and December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California April 22, 2009	Samuel H. Wong & Co., LLP Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(Stated in US Dollars)

ASSETS		3/31/2009	12/31/2008
	Note
Current Assets
Cash and Cash Equivalents		$1,323,326	$1,628,134
Other Receivable	4	723,745	920,481
Purchase Deposits	6	3,289,511	3,583,669
Inventory		642,974	849,518
Total Current Assets		5,979,557	6,981,802

Non-Current Assets
Property, plant & equipment, net	7	604,996	624,030
Goodwill	2(t)	215,560	215,560
Total Non-Current Assets		820,555	839,590

TOTAL ASSETS		$6,800,112	$7,821,392

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$664,002	$273,929
VAT payable	8	1,398,311	1,396,460
Income tax payable		35,827	421,758
Due to shareholder	5	122,469	44,698
Accrued liabilities and other payable		145,644	420,535
Convertible debenture - current portion	10	1,930,037	1,943,037
Total Current Liabilities		4,296,291	4,500,416

Non-Current Liabilities
Convertible debenture – non-current portion	10	1,485,714	1,485,714
Total Non-Current Liabilities		1,485,714	1,485,714

TOTAL LIABILITIES		$5,782,005	$5,986,130

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(Stated in US Dollars)

		3/31/2009	12/31/2008
STOCKHOLDERS' EQUITY

Common Stock US$0.01 par value; 1,000,000,000 authorized, 77,339,071 and 74,839,071 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	11	$773,391	$748,391
Additional Paid in capital		1,427,607	1,439,607
Other Comprehensive Income		(100,787)	(202,845)
Retained Earnings		(1,681,844)	(925,398)
Minority Interest	13	599,739	775,507

TOTAL STOCKHOLDERS' EQUITY		$1,018,107	$1,835,262

TOTAL LIABILITIES AND
STOCKHOLDERS' EUITY		$6,800,112	$7,821,392

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the three-month period ended March 31, 2009 and 2008
 (Stated in US Dollars)

	Note	3/31/2009	3/31/2008
Revenues
Sales	2(j)	$11,022,375	$7,672,427
Cost of Sales		10,846,879	6,987,784
Gross Profit		175,496	684,643

Operating Expenses
Selling Expenses		46,031	166,466
Administrative and General Expenses	12	871,235	705,723
Total Operating Expense		917,266	872,189

Operating Income/(Loss)		(741,769)	(187,546)

Other Income & Expenses
Interest Income		9	11,328
Other Income		33,022	1,866
Interest Expenses		(171)	(169,629)
Other Expenses		(21)	(291)
Total other income/(expense)		32,840	(156,726)

Income/(Loss) before taxation		(708,930)	(344,272)

Income tax	2(n)	(4,196)	-

Net Income/(Loss) attributable to:
Parent		(713,126)	(344,272)
Non-controlling interest		(43,320)	(72,485)
		$(756,446)	$(416,757)
Earnings Per Share
Basic		$(0.0098)	$(0.0078)
Diluted		$(0.0098)	$(0.0078)

Weighted Average Shares Outstanding
Basic		76,922,404	53,699,100
Diluted		76,922,404	53,699,100

	Accumulated Comprehensive Income
Comprehensive Income	3/31/2009	3/31/2008	Total
Net Income	$(756,446)	$(416,757)	$(1,173,203)
Other Comprehensive Income
Foreign Currency Translation Adjustment	102,058	319,881	421,939
	$(654,388)	$(96,876)	$(751,264)

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the three-month period ended March 31, 2009 and the year ended December 31, 2008
(Stated in US Dollars)

				Additional	Other
		Total Number	Common	Paid in	Comprehensive	Retained	Minority
		of Shares	Stock	Capital	Income	Earnings	Interest	Total
	Note
Balance, January 1, 2008		53,170,000	531,700	408,216	20,101	(641,808)	-	318,209
Conversion of bond debenture to common stock		7,941,302	79,413	541,836	-	-	-	621,249
Issuance of common stock to acquire BJ Lihe		1,500,000	15,000	285,000	-	-	-	300,000
Issuance of common stock to acquire Renwoxing		9,727,769	97,278	194,555	-	-	-	291,833
Issuance of common stock in relation to management compensation		2,500,000	25,000	10,000	-	-	-	35,000
Net Income/(Loss)		-	-	-	-	(283,590)	-	(283,590)
Minority Interest		-	-	-	-	-	775,507	775,507
Foreign Currency Translation		-	-	-	(222,946)	-	-	(222,946)
Balance, December 31, 2008		74,839,071	748,391	1,439,607	(202,845)	(925,398)	775,507	1,835,262

Balance, January 1, 2009		74,839,071	748,391	1,439,607	(202,845)	(925,398)	775,507	1,835,262
Conversion of bond debenture to common stock		2,500,000	25,000	(12,000)	-	-	-	13,000
Net Income/(Loss)		-	-	-	-	(756,446)	-	(756,446)
Minority Interest	13	-	-	-	-	-	(175,768)	(175,768)
Foreign Currency Translation		-	-	-	102,058	-	-	102,058
Balance, March 31, 2009		77,339,071	773,391	1,427,607	(100,787)	(1,681,844)	599,739	1,018,107

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2009 and 2008
(Stated in US Dollars)

	3/31/2009	3/31/2008
Cash Flow from Operating Activities
Cash Received from Customers	$11,219,111	$8,090,569
Cash Paid to Suppliers	(10,329,698)	(6,799,196)
Cash Paid for Selling and G&A expenses	(917,266)	(872,189)
Cash Received from Other Income	(61,650)	1,579
Cash Paid to Director	77,771	-
Cash Paid for Other Expense	(180,164)	-
Interest Received	9	11,328
Interest Paid	(171)	(169,629)
Minority Interest	(219,088)	185,406
Tax Paid	1,799	-
Cash Sourced from/(Used in) Operating Activities	(409,347)	447,868

Cash Flow from Investing Activities
Advance/(repayment) for business development	-	(228,384)
Purchase of Property, Plant & Equipment	-	(411,682)
Sale of Equipment	2,480	-
Purchase of Intangible Assets	-	(113,288)
Cash Sourced from/(Used in) Investing Activities	2,480	(753,354)

Cash Flow from Financing Activities
Issuance of Common Stock	13,000	190,477
Repayment of Notes	(13,000)	(1,277)
Repayment of Loan from Shareholder	-	(4,503)
Cash Received from Issuance of Convertible Debenture	-	809,524
Cash Sourced from/(Used in) Financing Activities	-	994,221

Net Increase/(Decrease) in Cash & Cash Equivalents	(406,867)	688,735

Effect of Currency Translation	102,058	152,890

Cash & Cash Equivalent at the Beginning of Period	1,628,134	228,202

Cash & Cash Equivalent at the End of Period	$1,323,326	$1,069,827

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three-month periods ended March 31, 2009 and 2008
(Stated in US Dollars)

	3/31/2009	3/31/2008

Net (loss)/income	$(756,446)	$(416,757)

Adjustments to reconcile net (loss)/income to
net cash provided by cash activities

Minority interest	(175,768)	185,406
Depreciation	16,554	8,137
Decrease/(Increase) in Other Receivable	196,737	19,128
Decrease/(Increase) in Purchase Deposit	294,157	79,983
Decrease/(Increase) in Related Party	-	(1,310)
Decrease/(Increase) in Inventory	206,544	320,341
Decrease/(Increase) in Rental Deposit	-	-
Increase/(Decrease) in Tax Payable	390,074	2,402
Increase/(Decrease) in Accrued Liabilities and Other Payable	(197,119)	189,720
Increase/(Decrease) in VAT Payable	1,852	52,735
Increase/(Decrease) in Income Tax Payable	(385,931)	8,083

Total of All Adjustments	347,098	864,625

Net Cash Provided by (Used in)/Sourced from Operating Activities	$(409,347)	$447,868

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2009 and 2008

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
For the three-month periods ended March 31, 2009 and 2008

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of March 31, 2009, detailed identities of the consolidating subsidiaries are as follows:-

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
For the three-month periods ended March 31, 2009 and 2008

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
For the three-month periods ended March 31, 2009 and 2008

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
For the three-month periods ended March 31, 2009 and 2008

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

Exchange Rates	3/31/2009	12/31/2008	3/31/2008
Period end RMB : US$ exchange rate	6.8456	6.8542	7.0222
Average period RMB : US$ exchange rate	6.8466	6.9623	7.1757

Period end HKD : US$ exchange rate	7.7505	7.7507	7.7827
Average period HKD : US$ exchange rate	7.7548	7.7874	7.7954

Period end MOP : US$ exchange rate	8.1424	8.1823	8.1539
Average period MOP : US$ exchange rate	8.1397	8.1657	8.1648

Period end SGD : US$ exchange rate	1.5207	1.4426	1.3813
Average period SGD : US$ exchange rate	1.5109	1.4156	1.4106

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2009 and 2008

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

•
Effective January 1, 2008, PRC government implements a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2009 and 2008

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net income for the period ended March 31, 2009, the Company shall not be subject to income tax.

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

(t)	Goodwill

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2009 and 2008

(u)	Recent Accounting Pronouncements

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2009 and 2008

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2009 and 2008

4.    OTHER RECEIVABLE

Other Receivable at March 31, 2009 and December 31, 2008 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	3/31/2009	12/31/2008
Trade financing to business associates	$723,745	$920,481

5.    DUE FROM / TO SHAREHOLDER

The following table presents the balances the Company owed to shareholders.

	3/31/2009	12/31/2008
Due to other shareholder	$(122,469)	$(44,698)

Due to shareholder

Payables owed to the Company’s shareholders are non-interest-bearing and, payable on demand.  There is no impact to the statement of operations as a result of the payables to the shareholder.

6.    PURCHASE DEPOSITS

Purchase Deposits of $ 3,289,511 and $3,583,669 at March 31, 2009 and December 31, 2008 respectively, consisted of advances to suppliers for the purchase of inventories, and prepayments for general operating costs.

7.    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of March 31, 2009 and December 31, 2008:

3/31/2009
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	$178,999	$94,855	$84,144
Furniture & Fixtures	32,321	27,034	5,287
Motor Vehicles	147,943	98,315	49,628
Building	490,413	24,476	465,937
Total	$849,676	$244,680	$604,996

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2009 and 2008

12/31/2008
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	$179,176	$89,244	$89,932
Furniture & Fixtures	34,380	27,417	6,963
Motor Vehicles	147,757	92,758	54,999
Building	490,843	18,707	472,136
Total	$852,156	$228,126	$624,030

The depreciation expenses were $16,544 and $131,533 for the three months ended March 31, 2009 and year ended December 31, 2008, respectively.

8.    VAT PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at March 31, 2009.  Thus, the VAT payable as of March 31, 2009 included the past due VAT possibly to be waived.

9.    LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the period ended March 31, 2009 and year ended December 31, 2008 amounted to $21,068 and $199,718, respectively. Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $69,013 distributed as:

Fiscal Year	Minimum Lease Payments
2009	$68,661
2010	352
Total	$69,013

10.  CONVERTIBLE BONDS AND BOND WARRANTS

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2009 and 2008

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2009 and 2008

The Convertible Debentures Payable, net consisted of the following: -

	3/31/2009	12/31/2008
Convertible Debenture - Principal and interest
Balance as at beginning of year	$3,428,751	$2,122,735
Addition	-	1,000,000
Redemption	-	(507,936)
Interest charged for the current year	-	400,188
Repayment of interest in current year	(13,000)	-
Restructure cost	-	413,764
Balance as at end of year	3,415,751	3,428,751

Less: Interest discount –Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-

Less: Interest Discount –Warrant
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-
Convertible Debenture, net	$3,415,751	$3,428,751

The Convertible Debenture was classified as current and non-current as follows:

	3/31/2009	12/31/2008

Non-current portion	$1,930,037	$1,943,037
Current Portion	1,485,714	1,485,714
	$3,415,751	$3,428,751

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2009 and 2008

The Amendment Agreement further modified the terms of the transaction by reducing the exercise price of the Warrants to $0.015 (subject to further adjustment), and therefore the number of shares underlying Warrants issued to the Holders will be increased to an aggregate of 156,097,534 shares as described in Schedule B of the Amendment Agreement.

The Company further amended the Articles of Incorporation to increase the number of authorized shares of common stock to 1,000,000,000.

11.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 77,339,071 and 74,839,071 shares have been issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.

The presentation of recapitalization as of March 31, 2009 is depicted in the following table:

Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	130,725	-	16.90%
Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	51.48%
Zenith Capital Management LLC	200,000	2,000	498,000	0.26%
Miss. Li Yan Kuan	80,000	800	61,600	0.10%
Less: Cost of Issue	-	-	(151,384)	-
Beijing Lihe	1,500,000	15,000	285,000	1.94%
Guangzhou Renwoxing	9,727,769	97,278	194,555	12.58%
Private placement investors	10,441,302	104,413	524,836	13.50%
Management / Insider	2,500,000	25,000	15,000	3.23%
	77,339,071	773,391	1,427,607	100.00%

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2009 and 2008

12.  BONUS EXPENSE

Bonus payments of $511,203 were included in the General and Administrative Expenses for the quarter ended March 31, 2009 and are attributable as follows:

▪ Employees	$292,115
▪ Minority Interests	219,088
$511,203

13.  MINORITY INTERESTS

The Cash Flow Statement reported a distribution of $175,768 net to Minority Interests, which was from:

▪ Bonus Payment (RMB 1,500,000)	$219,088
▪ Share of 2009 Q1 Net Loss	(43,320)
$175,768

14.  ACQUISITIONS

The Company had two acquisitions during 2008 consisting the acquisitions of (1) Beijing Lihe Jiahua Technology and Trading Co., Ltd. (“Beijing Lihe”) and (2) Guangzhou Renwoxing Telecom (“GRT”).

On April 7, 2008, Global Telecom Holdings. Ltd. (“GTHL”), a wholly-owned subsidiary of Guangzhou Global Telecom, Inc. entered into a Share Transfer Agreement (the “Agreement”) with the majority shareholder of Beijing Lihe Jiahua Technology and Trading Company Ltd. (“Beijing Lihe”), Li Han Guang, whereby the GTHL agreed to provide 1.5 million shares of Guangzhou Global Telecom, Inc. common stock and invest RMB 200,000 into Beijing Lihe in exchange of 50% of the total equity interest of Beijing Lihe.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARE TO THE THREE MONTHS ENDED MARCH 31, 2008

The following table presents the statement of operations for the three months ended March 31, 2009 as compared to the comparable period of the three months ended March 31, 2008. The discussion following the table is based on these results.

	3/31/2009	3/31/2008
Revenues
Sales	$11,022,375	$7,672,427
Cost of Sales	10,846,879	6,987,784
Gross Profit	175,496	684,643

Operating Expenses
Selling Expenses	46,031	166,466
Administrative and General Expenses	871,235	705,723
Total Operating Expense	917,266	872,189

Operating Income/(Loss)	(741,769)	(187,546)

Other Income & Expenses
Interest Income	9	11,328
Other Income	33,022	1,866
Interest Expenses	(171)	(169,629)
Other Expenses	(21)	(291)
Total other income/(expense)	32,840	(156,726)

Income/(Loss) before taxation	(708,930)	(344,272)

Income tax	(4,196)	-

Net Income/(Loss) attributable to:
Parent	(713,126)	(344,272)
Non-controlling interest	(43,320)	(72,485)
	$(756,446)	$(416,757)
Earnings Per Share
Basic	$(0.0098)	$(0.0078)
Diluted	$(0.0098)	$(0.0078)

Weighted Average Shares Outstanding
Basic	76,922,404	53,699,100
Diluted	76,922,404	53,699,100

	Accumulated Comprehensive Income
Comprehensive Income	3/31/2009	3/31/2008	Total
Net Income	$(756,446)	$(416,757)	$(1,173,203)
Other Comprehensive Income
Foreign Currency Translation Adjustment	102,058	319,881	421,939
	$(654,388)	$(96,876)	$(751,264)

Results of Operation for the three months ended March 31, 2009 compared with three months ended March 31, 2008

Total Revenue

During the three months ended March 31, 2009, we earned $11,022,375 in revenues as compared to $7,672,427 during the same period in 2008, representing an increase of $3,349,948 or approximately 44%.  Renwoxing and Beijing Lihe, our new acquired two subsidiaries, contributed $3,459,333 revenue during the quarter ended March 31, 2009, while only $857,350 during the same period of 2008.

Gross Profit

The gross profit decreased to $175,496 during the three months ended March 31, 2009 from $684,643 in the same period of 2008, representing $509,147 or 74% increase.   The gross margin also decreased from 8.9% to 1.6%.  The decrease both in gross profit and gross margin contributed to the reasons as follows: (1) financial crisis take effect to the cell phone and calling cards demand in China; (2) selling our products at negative margin to close our Wuhan Branch, Beijing Branch and Zhengzhou Branches due to their un-expected performance.

Expenses

Our selling, general and administrative expenses (“SG&A expenses”) were $917,266 during the three months ended March 31, 2009 as compared to $872,189 during the same period of 2008, representing an increase of $54,923 or approximately 6%.   The increase in SG&A expenses are generally resulted from the sales increase.

Other incomes-net were $32,840 during the three months ended March 31, 2009 as compared to other expenses-net of $156,729 during the same period of 2008 mainly consist of interest expenses of $169,629.

Minority interest were $43,320 during the three months ended March 31, 2009, which resulted from the minority interest generated from Beijing Lihe and Renwoxing, our new acquired 50% and 51% subsidiaries respectively. The minority interest during the three months ended March 31, 2008 was $72,485.  The decrease is mainly due to the decrease of profit from these two subsidiaries.

Net loss

Net loss recorded $756,446 during the three months ended March 31, 2009, as compared to a net loss of $416,757 during the three months ended March 31, 2008.  The increase of net loss is mainly due to decrease of gross profit as explained above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities were $409,347 during the three months ended March 31, 2009 as compared to cash provided from operating activities of $447,868 for the three months ended March 31, 2008.   Cash used in operating activities during the three months ended March 31, 2009 was mainly resulted from net loss of $756,446, decrease in accrued liabilities of $197,119, by netting off decrease in other receivables, purchase deposits, inventory of $697,437 in total.  The decrease of operating assets and liabilities are mainly due to liquidate our Wuhan, Beijing and Zhenzhou branches.

Cash flows provided in investing activities were $2,480 for the three months ended March 31, 2009 as compared to $753,354 used for the three months ended March 31, 2008.   Cash provided by investing activities represent the cash proceeds from sale of property and equipment. Cash used in investing activities during the three months ended March 31, 2008 was resulted from acquisition of property and equipment and intangible assets of $411,682, and $113,288 respectively and advance for business development of $228,384.  We did not incur any investment cash outflow is due to the bad market status.

Cash flows provided by financing activities were $zero during the three months ended March 31, 2009 compared to $994,221 provided from financing activities for the same period of 2008. Cash provided by the financing activities consisted of issuance of stock to redeem convertible debt of $13,000.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the three months ended March 31, 2009. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for the three monthss, and interim periods within those the three monthss, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for the three monthss and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for the three monthss beginning after December 15, 2008, and interim periods within those the three monthss. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer
32.1 Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANGZHOU GLOBAL TELECOM, INC.

Date: May 14, 2009	By:	/s/ Li YanKuan
Li, Yankuan President, Chief Executive Officer and Chairman of the Board of Directors