Form 10-Q
period 2009-06-30
Guangzhou Global Telecom, Inc.
filed 2009-08-14
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(86) 20-8317-2821
 (Issuer Telephone number)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009: 106,162,071 shares of common stock.

GUANGZHOU GLOBAL TELECOM, INC.

FORM 10-Q

June 30, 2009

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

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

Guangzhou Global Telecom, Inc.

Unaudited Consolidated Financial Statements

June 30, 2009 and December 31, 2008

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Contents	Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 – 3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6 – 7

Notes to Consolidated Financial Statements	8 – 25

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of June 30, 2009 and December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the three and six-month periods ended June 30, 2009 and 2008.  These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California                                                                                                           Samuel H. Wong & Co., LLP
July 18, 2009                                                                                                                                            Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

ASSETS	Notes	06/30/2009	12/31/2008
Current Assets
Cash and Cash Equivalents		$1,455,649	$1,628,134
Other Receivable	4	709,733	920,481
Purchase Deposits	6	3,489,600	3,583,669
Inventory		313,368	849,518
Total Current Assets		5,968,350	6,981,802

Non-Current Assets
Property, plant & equipment, net	7	577,074	624,030
Goodwill	2(t)	175,052	215,560
Total Non-Current Assets		752,126	839,590

Discontinued Operations
Cash and Cash Equivalents	14	917	-
Other Receivable	14	157,064	-
Property, plant & equipment, net	14	1,851	-
TOTAL ASSETS		$6,880,308	$7,821,392

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Taxes payable		$663,931	$273,929
VAT payable	8	1,398,377	1,396,460
Income tax payable		34,786	421,758
Due to shareholder	5	-	44,698
Accrued liabilities and other payable		179,630	420,534
Convertible debenture - current portion	10	1,930,037	1,943,037
Total Current Liabilities		4,206,761	4,500,416

Non-Current Liabilities
Convertible debenture – non-current portion	10	1,144,622	1,485,714
Total Non-Current Liabilities		1,144,622	1,485,714

Discontinued Operations
Taxes payable	14	39	-
Income tax payable	14	7,464
Accrued liabilities and other payable	14	194,513	-

TOTAL LIABILITIES		$5,553,399	$5,986,130

		06/30/2009	12/31/2008
STOCKHOLDERS' EQUITY

Common Stock US$0.01 par value; 1,000,000,000 authorized, 106,162,071 and 74,839,071 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	11	$1,061,621	$748,391
Additional Paid in capital		1,500,294	1,439,607
Other Comprehensive Income		330,051	(202,845)
Retained Earnings		(1,769,886)	(925,398)
Minority Interest		204,829	775,507

TOTAL STOCKHOLDERS' EQUITY		$1,326,909	$1,835,262

TOTAL LIABILITIES AND
STOCKHOLDERS' EUITY		$6,880,308	$7,821,392

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the three and six-month period ended June 30, 2009 and 2008
 (Stated in US Dollars)

		3 Months	6 Months	3 Months	6 Months
		Ended	Ended	Ended	Ended
Revenues	Note	06/30/2009	06/30/2009	06/30/2008	06/30/2008
Sales	2(j)	$3,795,931	$14,818,306	$8,745,541	$16,417,968
Cost of Sales		3,544,287	14,391,166	7,897,083	14,884,867
Gross Profit		251,644	427,140	848,458	1,533,101

Operating Expenses
Selling Expenses		(7,694)	38,337	(14,626)	151,840
Administrative and General Expenses	12	138,411	1,009,646	268,717	974,440
Total Operating Expense		130,717	1,047,983	254,091	1,126,280

Operating Income/(Loss)		120,927	(620,843)	594,367	406,821

Other Income & Expenses
Interest Income		11	20	29,853	31,719
Other Income		(31,675)	1,347	(8,796)	2,532
Interest Expenses		145	(26)	(59,320)	(228,949)
Other Expenses		(456)	(477)	(1,967)	(2,258)
Total other income/(expense)		(31,975)	864	(40,230)	(196,956)

Income/(Loss) before taxation		88,952	(619,979)	554,137	209,865
Income tax	2(n)	6,968	11,164	-	-
Discontinued Operation, net of tax	14	160,081	160,081	-	-
Net Income/(Loss) attributable to:
Parent		(78,098)	(791,224)	554,137	209,865
Non-controlling interest		(9,944)	(53,264)	51,782	124,267
		$(88,042)	$(844,488)	$502,355	$85,598
Earnings Per Share
Basic		(0.0010)	(0.0105)	0.0085	0.0015
Diluted		(0.0010)	(0.0105)	0.0085	0.0015
Weighted Average Shares Outstanding
Basic		85,590,335	80,520,646	59,419,812	56,754,341
Diluted		85,590,335	80,520,646	59,419,812	56,754,341
Accumulated Comprehensive Income
Comprehensive Income	06/30/2009	06/30/2008	Total
Net Income	$(844,488)	$85,598	$(758,890)
Other Comprehensive Income
Foreign Currency Translation Adjustment	532,896	142,065	674,961
	$(311,592)	$227,663	$(83,929)

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the six-month period ended June 30, 2009 and the year ended December 31, 2008
(Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid in	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance, January 1, 2008	53,170,000	$531,700	$408,216	$20,101	$(641,808)	$-	$318,209
Conversion of bond debenture to common stock	7,941,302	79,413	541,836	-	-	-	621,249
Issuance of common stock to acquire BJ Lihe	1,500,000	15,000	285,000	-	-	-	300,000
Issuance of common stock to acquire Renwoxing	9,727,769	97,278	194,555	-	-	-	291,833
Issuance of common stock in relation to management compensation	2,500,000	25,000	10,000	-	-	-	35,000
Net Income/(Loss)	-	-	-	-	(283,590)	-	(283,590)
Minority Interest	-	-	-	-	-	775,507	775,507
Foreign Currency Translation	-	-	-	(222,946)	-	-	(222,946)
Balance, December 31, 2008	74,839,071	$748,391	$1,439,607	$(202,845)	$(925,398)	$775,507	$1,835,262

Balance, January 1, 2009	74,839,071	$748,391	$1,439,607	$(202,845)	$(925,398)	$775,507	$1,835,262
Conversion of bond debenture to common stock	28,273,000	282,730	71,362	-	-	-	354,092
Issuance of common stock in relation to management compensation	3,050,000	30,500	(10,675)	-	-	-	19,825
Net Income/(Loss)	-	-	-	-	(844,488)	-	(844,488)
Minority Interest	-	-	-	-	-	(570,678)	(570,678)
Foreign Currency Translation	-	-	-	532,896	-	-	532,896
Balance, June 30, 2009	106,162,071	$1,061,621	$1,500,294	$330,051	$(1,769,886)	$204,829	$1,326,909

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flows
For the three and six-month periods ended June 30, 2009 and 2008
(Stated in US Dollars)

	3 Months	6 Months	3 Months	6 Months
	Ended	Ended	Ended	Ended
Cash Flow from Operating Activities	06/30/2009	06/30/2009	06/30/2008	06/30/2008
Cash Received from Customers	6,227,107	$17,446,218	$8,565,921	$16,653,957
Cash Paid to Suppliers	(5,788,400)	(16,118,098)	(9,642,564)	(15,313,222)
Cash Paid for Selling and G&A expenses	(130,717)	(1,047,983)	872,189	(1,126,280)
Cash Received from Other Income	63,041	1,391	(1,579)	2,532
Cash Paid to Director	(77,771)	-	-	-
Cash Paid for Other Expense	179,687	(477)	-	(2,258)
Interest Received	11	20	20,391	31,719
Interest Paid	136	(35)	(59,320)	(228,949)
Minority Interest	(404,854)	(623,942)	77,863	263,269
Tax Paid	(437,168)	(435,369)	-	-
Cash Sourced from/(Used in) Operating Activities	(368,928)	(778,275)	(167,099)	280,769

Cash Flow from Investing Activities
Advance/(repayment) for business development	-	-	228,384	-
Purchase of Property, Plant & Equipment	-	-	(70,280)	(481,962)
Sale of Equipment	10,998	13,478	-	-
Purchase of Intangible Assets	-	-	(102,170)	(215,458)
Sales of Intangible Assets	40,508	40,508
Cash Sourced from/(Used in) Investing Activities	51,506	53,986	55,934	(697,420)

Cash Flow from Financing Activities
Issuance of Common Stock	360,917	373,917	678,412	868,889
Repayment of Notes	(341,092)	(354,092)	(723)	(2,000)
Loan from Shareholder	-	-	68,903	64,400
Cash Received from Issuance of Convertible Debenture	-	-	-	492,064
Cash Paid from Issuance of Convertible Debenture	-	-	(317,460)	-
Cash Sourced from/(Used in) Financing Activities	19,825	19,825	429,132	1,423,353

Net Increase/(Decrease) in Cash & Cash Equivalents	$(297,597)	$(704,464)	$317,966	$1,006,701

Effect of Currency Translation	430,838	532,896	(10,825)	142,065

Cash & Cash Equivalent at the Beginning of Period	1,323,325	1,628,134	1,069,827	228,202

Cash & Cash Equivalent at the End of Period	$1,456,566	$1,456,566	$1,376,968	$1,376,968

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three and six-month periods ended June 30, 2009 and 2008
(Stated in US Dollars)

	3 Months	6 Months	3 Months	6 Months
	Ended	Ended	Ended	Ended
	06/30/2009	06/30/2009	06/30/2008	06/30/2008

Net (loss)/income	$(88,042)	$(844,488)	$502,355	$85,598

Adjustments to reconcile net (loss)/income to
net cash provided by cash activities

Minority interest	(394,910)	(570,678)	77,863	263,269
Depreciation	15,073	31,627	28,285	36,422
Decrease/(Increase) in Other Receivable	(142,666)	54,071	(317,451)	(298,323)
Decrease/(Increase) in Purchase Deposit	(294,157)	-	(341,578)	(261,595)
Decrease/(Increase) in Related Party Receivable	(387)	(387)	1,310	-
Decrease/(Increase) in Inventory	329,606	536,150	(84,352)	235,989
Decrease/(Increase) in Advance to Suppliers	94,068	94,068	-	-
Increase/(Decrease) in Tax Payable	(33)	390,041	209,086	211,488
Increase/(Decrease) in Accrued Liabilities and Other Payable	150,729	(46,390)	(69,320)	120,400
Increase/(Decrease) in VAT Payable	65	1,917	29,753	82,488
Increase/(Decrease) in Shareholders Payable	(44,697)	(44,698)	-	-
Increase/(Decrease) in Income Tax Payable	6,423	(379,508)	(203,052)	(194,969)

Total of All Adjustments	$(280,886)	$66,213	$(669,454)	$195,171

Net Cash Provided by (Used in)/Sourced from Operating Activities	$(368,928)	$(778,275)	$(167,099)	$280,769

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2009 and 2008

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
For the three and six-month periods ended June 30, 2009 and 2008

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of June 30, 2009, detailed identities of the consolidating subsidiaries are as follows:-

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
For the three and six-month periods ended June 30, 2009 and 2008

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
For the three and six-month periods ended June 30, 2009 and 2008

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
For the three and six-month periods ended June 30, 2009 and 2008

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

Exchange Rates	06/30/09	12/31/08	06/30/08
Period end RMB : US$ exchange rate	6.8448	6.8542	6.8718
Average period RMB : US$ exchange rate	6.84323	6.9623	7.0726

Period end HKD : US$ exchange rate	7.7504	7.7507	7.8037
Average period HKD : US$ exchange rate	7.75304	7.7874	7.7975

Period end MOP : US$ exchange rate	8.123	8.1823	8.1733
Average period MOP : US$ exchange rate	8.13816	8.1657	8.1594

Period end SGD : US$ exchange rate	1.4543	1.4426	1.3635
Average period SGD : US$ exchange rate	1.49221	1.4156	1.3884

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2009 and 2008

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
For the three and six-month periods ended June 30, 2009 and 2008

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net income/(loss) for the period ended June 30, 2009, the Company shall not be subject to income tax.

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
For the three and six-month periods ended June 30, 2009 and 2008

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
For the three and six-month periods ended June 30, 2009 and 2008

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2009 and 2008

4.	OTHER RECEIVABLE

Other Receivable at June 30, 2009 and December 31, 2008 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	06/30/2009	12/31/2008
Trade financing to business associates	$673,036	$920,481
Sales of Beijing Lihe	193,761	-
	$866,797	$920,481

5.	DUE FROM / TO SHAREHOLDER

The following table presents the balances the Company owed to shareholders.

	06/30/2009	12/31/2008
Due to other shareholder	-	$ (44,698)

Due to shareholder
Payables owed to the Company’s shareholders are non-interest-bearing and, payable on demand.  There is no impact to the statement of operations as a result of the payables to the shareholder.

6.	PURCHASE DEPOSITS

Purchase Deposits of $ 3,489,600 and $3,583,669 at June 30, 2009 and December 31, 2008 respectively, consisted of advances to suppliers for the purchase of inventories, and prepayments for general operating costs.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of June 30, 2009 and December 31, 2008:

06/30/2009
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	66,899	46,064	20,835
Furniture & Fixtures	98,341	37,968	60,373
Motor Vehicles	182,108	145,055	37,053
Building	491,330	30,666	460,664
Total	$838,678	$259,753	$578,925

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2009 and 2008

12/31/2008
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	$179,176	$89,244	$89,932
Furniture & Fixtures	34,380	27,417	6,963
Motor Vehicles	147,757	92,758	54,999
Building	490,843	18,707	472,136
Total	$852,156	$228,126	$624,030

The depreciation expenses were $31,627 and $131,533 for the six months ended June 30, 2009 and year ended December 31, 2008, respectively.

8.    VAT PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at June 30, 2009.  Thus, the VAT payable as of June 30, 2009 included the past due VAT possibly to be waived.

9.     LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the period ended June 30, 2009 and year ended December 31, 2008 amounted to $42,136 and $199,718, respectively.  Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $47,945 distributed as:

Fiscal Year	Minimum Lease Payments
2009	$47,593
2010	352
Total	$47,945

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
For the three and six-month periods ended June 30, 2009 and 2008

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

(1)	Convertible Debenture (after two rounds)	$ 3,428,571
(2)	Discount	$ 428,571
(3)	Warrant	$ -
(4)	Beneficial Conversion Feature	$ -

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2009 and 2008

The Convertible Debentures Payable, net consisted of the following:

	06/30/2009	12/31/2008
Convertible Debenture - Principal and interest
Balance as at beginning of year	$3,428,751	$2,122,735
Addition	-	1,000,000
Redemption	(354,092)	(507,936)
Interest charged for the current year	-	400,188
Repayment of interest in current year	-	-
Restructure cost	-	413,764
Balance as at end of year	3,074,659	3,428,751

Less: Interest discount –Beneficialconversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-

Less: Interest Discount –Warrant
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-
Convertible Debenture, net	$3,074,659	$3,428,751

The Convertible Debenture was classified as current and non-current as follows:

	06/30/2009	12/31/2008

Non-current portion	$1,930,037	$1,943,037
Current Portion	1,144,622	1,485,714
	$3,074,659	$3,428,751

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
For the three and six-month periods ended June 30, 2009 and 2008

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

11.      COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 106,162,071 and 74,839,071 shares have been issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.

The presentation of recapitalization as of June 30, 2009 is depicted in the following table:

Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	130,725	-	12.31%
Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	37.51%
Zenith Capital Management LLC	200,000	2,000	498,000	0.19%
Miss. Li Yan Kuan	80,000	800	61,600	0.08%
Less: Cost of Issue	-	-	(162,059)	-
Beijing Lihe	1,500,000	15,000	285,000	1.41%
Guangzhou Renwoxing	9,727,769	97,278	194,555	9.16%
Private placement investors	36,214,302	362,143	613,198	34.11%
Management / Insider	5,550,000	55,500	10,000	5.23%
	106,162,071	1,061,621	1,500,294	100.00%
12.	BONUS EXPENSE

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2009 and 2008

Bonus payments of $473,850 were included in the General and Administrative Expenses for the quarter ended June 30, 2009 and are attributable as follows:

▪	Employees	$ 270,771
▪	Minority Interests	203,079
		$ 473,850

13.	ACQUISITIONS

The Company had two acquisitions during 2008 consisting of acquisitions of (1) Beijing Lihe Jiahua Technology and Trading Co., Ltd. (“Beijing Lihe”) and (2) Guangzhou Renwoxing Telecom (“GRT”).

On April 7, 2008, Global Telecom Holdings, Ltd. (“GTHL”), a wholly-owned subsidiary of Guangzhou Global Telecom, Inc. entered into a Share Transfer Agreement (the “Agreement”) with the majority shareholder of Beijing Lihe Jiahua Technology and Trading Company Ltd. (“Beijing Lihe”), Li Han Guang, whereby the GTHL agreed to provide 1.5 million shares of Guangzhou Global Telecom, Inc. common stock and invest RMB 200,000 into Beijing Lihe in exchange of 50% of the total equity interest of Beijing Lihe.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2009 and 2008

14.	DISCONTINUED OPERATION

During the quarter ended June 30, 2009, the Company closed operation of one subsidiary “Beijing Lihe” and three branches namely “Beijing, Wuhan, and Zhengzhou” of Guangzhou Global Telecom Company Limited.  Their operation results, net of tax effect and the sales of Beijing Lihe are reported in detail as follow:

Financial Position
At June 30, 2009	Beijing Lihe	Beijing Branch	Wuhan Branch	Zhengzhou Branch	Total
Current assets
Cash and cash equivalent	917	-	-	-	917
Other receivable	157,064	-	-	-	157,064
Total current assets	157,981	-	-	-	157,981

Non-current assets
Property and equipment, net	1,851	-		-	1,851
Total assets	159,832	-	-	-	159,832

Current liabilities
Taxes payable	39	-	-	-	39
Income tax payable	7,464	-	-	-	7,464
Accrued liabilities & other payable	194,513	-	-	-	194,513
Total liabilities	202,016	-	-	-	202,016

Net assets	(42,184)	-	-	-	(42,184)

Minority interest		-	-	-

Equity
Common stock	36,524	-	-	-	36,524
Retained earnings	132,351	-	-	-	132,351
Current earnings	24,886				24,886
Total stockholders’ equity	193,761				193,761

Sales of Beijing Lihe	193,761	-	-	-	193,761

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2009 and 2008

Results of Operations
for the six months ended
June 30, 2009
	Beijing Lihe	Beijing Branch	Wuhan Branch	Zhengzhou Branch	Total
Revenue	1,919,916	689,032	480,381	444,858	3,534,187
Cost of revenue	1,861,909	698,759	505,103	462,485	3,528,257
Gross profit	58,007	(9,727)	(24,722)	(17,627)	5,930

Selling expenses	1,315	8,768	2,192	6,576	18,851
General and administrative expenses	6,987	60,746	27,516	16,963	112,213
Total operating expenses	8,302	69,514	29,708	23,539	131,064

Other income	86	-	-	-	86
Interest income	-	-	-	-	1
Other expense	-	-	(513)	(9,617)	(10,129)
Interest expense	(18)	-	-	-	(18)

Earnings/(Losses) before tax	49,773	(79,241)	(54,943)	(50,783)	(135,194)
Income tax	7,466	-	-	-	7,466
Minority interest income	17,421	-	-	-	17,421
	24,886	(79,241)	(54,943)	(50,783)	(160,081)

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARE TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

The following table presents the statement of operations for the three and six months ended June 30, 2009 as compared to the comparable period of the three and six months ended June 30, 2008. The discussion following the table is based on these results.

		3 Months	6 Months	3 Months	6 Months
		Ended	Ended	Ended	Ended
Revenues	Note	06/30/2009	06/30/2009	06/30/2008	06/30/2008
Sales	2(J)	$3,795,931	$14,818,306	$8,745,541	$16,417,968
Cost of Sales		3,544,287	14,391,166	7,897,083	14,884,867
Gross Profit		251,644	427,140	848,458	1,533,101

Operating Expenses
Selling Expenses		(7,694)	38,337	(14,626)	151,840
Administrative and General Expenses	12	138,411	1,009,646	268,717	974,440
Total Operating Expense		130,717	1,047,983	254,091	1,126,280

Operating Income/(Loss)		120,927	(620,843)	594,367	406,821

Other Income & Expenses
Interest Income		11	20	29,853	31,719
Other Income		(31,675)	1,347	(8,796)	2,532
Interest Expenses		145	(26)	(59,320)	(228,949)
Other Expenses		(456)	(477)	(1,967)	(2,258)
Total other income/(expense)		(31,975)	864	(40,230)	(196,956)

Income/(Loss) before taxation		88,952	(619,979)	554,137	209,865
Income tax	2(n)	6,968	11,164	-	-
Discontinued Operation, net of tax	14	160,081	160,081	-	-
Net Income/(Loss) attributable to:
Parent		(78,098)	(791,224)	554,137	209,865
Non-controlling interest		(9,944)	(53,264)	51,782	124,267
		$(88,042)	$(844,488)	$502,355	$85,598
Earnings Per Share
Basic		(0.0010)	(0.0105)	0.0085	0.0015
Diluted		(0.0010)	(0.0105)	0.0085	0.0015
Weighted Average Shares Outstanding
Basic		85,590,335	80,520,646	59,419,812	56,754,341
Diluted		85,590,335	80,520,646	59,419,812	56,754,341

	Accumulated Comprehensive Income
Comprehensive Income	06/30/2009	06/30/2008	Total
Net Income	$(844,488)	$85,598	$(758,890)
Other Comprehensive Income
Foreign Currency Translation Adjustment	532,896	142,065	674,961
	$(311,592)	$227,663	$(83,929)

Results of Operation for the three months ended June 30, 2009 compared with three months ended June 30, 2008

Total Revenue

During the three months ended June 30, 2009, we earned $3,795,931 in revenues as compared to $8,745,5417 during the same period in 2008, representing a decrease of $4,950,150 or approximately 57%.  The decrease is mainly resulted from the revenue of discontinued operation of 4 entities were not included in the 3 months ended June 30, 2009, while these entities contributed revenue of $3,178,365 during the same period of 2008.  Furthermore, by the effect of financial crisis, our revenue of other subsidiaries decreased as well.

Gross Profit

The gross profit decreased to $251,644 during the three months ended June 30, 2009 from $848,458 in the same period of 2008, representing $596,814 or 70% decrease.   The gross margin also decreased from 9.7% to 6.6%.  The decrease in gross profit is mainly due to the decreased revenue as explained above.  While, the decrease of gross margin contributed to financial crisis take effect to the cell phone and calling cards demand in China.

Expenses

Our selling, general and administrative expenses (“SG&A expenses”) were $130,717 during the three months ended June 30, 2009 as compared to $254,091 during the same period of 2008, representing a decrease of $123,374 or approximately 49%.   The decrease in SG&A expenses are generally resulted from following reasons: 1) the exclusive of discontinued operations, which contributed SG&A expenses of $46,098 during the 3 months ended June 30, 2008; 2) expense cut-down to fit for the current shrunk market.

Discontinued operations

Facing to shrunk market, we decided to close 3 branches in mainland China and sell 50% equity interest to former Beijing Lihe’s owner to keep our profitability.  These 4 entities resulted $160,081 loss in total during the 3 months ended June 30, 2009.

Non-controlling interest

Non-controlling interest were -$9,944 during the three months ended June 30, 2009, which resulted from the non-controlling interest generated from Renwoxing, our 51% owned subsidiary. The non-controlling interest during the three months ended March 31, 2008 was $51,782, which represents the non-controlling interest generated from Renwoxing and Beijing Lihe.

Net loss

Net loss recorded $88,042 during the three months ended June 30, 2009, as compared to a net gain of $502,355 during the three months ended June 30, 2008.  The decrease of net loss is mainly due to decrease of gross profit and discontinued operation loss as explained above.

Results of Operation for the six months ended June 30, 2009 compared with six months ended June 30, 2008

Total Revenue

During the six months ended June 30, 2009, we earned $14,818,306 in revenues as compared to $16,417,968 during the same period in 2008, representing a decrease of $1,599,662 or approximately 10%.  The decrease is mainly resulted from the revenue of discontinued operation of 4 entities amounting $3,534,187 were not included in the 3 months ended June 30, 2009,while their revenue were included during the same period of 2008.  Exclusive of this effect, our revenue increased $1,934,525 or 12%.

Gross Profit

The gross profit decreased to $427,140 during the six months ended June 30, 2009 from $1,533,101 in the same period of 2008, representing $1,105,961 or 72% decrease.   The gross margin also decreased from 9.3% to 2.9%.  The decrease both in gross profit and gross margin contributed to the reasons as follows: (1) financial crisis take effect to the cell phone and calling cards demand in China; (2) selling our products at negative margin to close our Wuhan Branch, Beijing Branch and Zhengzhou Branches due to their un-expected performance; (3) exclusive of discontinued operations.

Expenses

Our selling, general and administrative expenses (“SG&A expenses”) were $1,047,983 during the six months ended June 30, 2009 as compared to $1,126,280 during the same period of 2008, representing a decrease of $78,297 or approximately 7%.   The decrease in SG&A expenses are generally resulted from the sales decrease.

Other income/expenses

Other incomes-net were $864 during the six months ended June 30, 2009 as compared to other expenses-net of $196,956 during the same period of 2008 mainly consist of interest expenses of $228,949.

Discontinued operations

Facing to shrunk market, we decided to close 3 branches in mainland China and sell 50% equity interest to former Beijing Lihe’s owner to keep our profitability.  These 4 entities resulted $160,081 loss in total during the 6 months ended June 30, 2009.

Non-controlling interest

Non-controlling interest were -$53,264 during the six months ended June 30, 2009, which resulted from the non-controlling interest generated from Renwoxing, our 51% owned subsidiary. The non-controlling interest during the six months ended June 30, 2008 was $124,267, which represents the non-controlling interest generated from Renwoxing and Beijing Lihe.

Net loss

Net loss recorded $844,488 during the six months ended June 30, 2009, as compared to a net gain of $85,598 during the six months ended June 30, 2008.  The decrease of net loss is mainly due to decrease of gross profit as explained above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities were $778,275 during the six months ended June 30, 2009 as compared to cash provided from operating activities of $280,769 for the six months ended June 30, 2008.   Cash used in operating activities during the six months ended June 30, 2009 was mainly resulted from net loss of $844,488, change of minority interest of $570,678, by netting off decrease in inventory of $536,150.  Our working capital did not change too much.

Cash flows provided in investing activities were $53,986 for the six months ended June 30, 2009 as compared to $697,420 used for the six months ended June 30, 2008.   Cash provided by investing activities represent the cash proceeds from sale of property and equipment and other intangible assets. Cash used in investing activities during the six months ended June 30, 2008 was resulted from acquisition of property and equipment and intangible assets of $481,962, and $215,458 respectively and advance for business development of $228,384.  We did not incur any investment cash outflow is due to the bad market status.

Cash flows provided by financing activities were $19,825 during the six months ended June 30, 2009 compared to $1,423,353 provided from financing activities for the same period of 2008.   Cash provided by the financing activities mainly consisted of issuance of stock to redeem convertible debt.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the six months ended June 30, 2009. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for the six monthss, and interim periods within those the six monthss, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for the six monthss and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for the six monthss beginning after December 15, 2008, and interim periods within those the six monthss. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

GUANGZHOU GLOBAL TELECOM, INC.

Date: August 14, 2009	By:	/s/ Li YanKuan
Li, Yankuan President, Chief Executive Officer and Chairman of the Board of Directors