Form 10-Q
period 2009-09-30
Guangzhou Global Telecom, Inc.
filed 2009-11-16
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2009: 134,275,127 shares of common stock.

GUANGZHOU GLOBAL TELECOM, INC.

FORM 10-Q

September 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

Guangzhou Global Telecom, Inc.

Unaudited Consolidated Financial Statements

September 30, 2009 and December 31, 2008

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Contents	Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 – 3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6 – 7

Notes to Consolidated Financial Statements	8 – 23

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of September 30, 2009 and December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the three and nine-month periods ended September 30, 2009 and 2008.  These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California October 30, 2009	Samuel H. Wong & Co., LLP Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
 (Stated in US Dollars)

ASSETS	Notes	09/30/2009	12/31/2008
Current Assets
Cash and Cash Equivalents		$1,687,140	$1,628,134
Other Receivable	4	511,500	920,481
Related Party Receivable		15,012
Purchase Deposits	6	3,394,158	3,583,669
Inventory		265,827	849,518
Total Current Assets		5,873,637	6,981,802

Non-Current Assets
Property, plant & equipment, net	7	561,422	624,030
Deposit		49,986
Goodwill	2(t)	175,052	215,560
Total Non-Current Assets		786,460	839,590

Discontinued Operations
Other Receivable	14	293	-
TOTAL ASSETS		$6,660,390	$7,821,392

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Taxes payable		$664,571	$273,929
VAT payable	8	1,400,482	1,396,460
Income tax payable		45,449	421,758
Due to shareholder	5	45,339	44,698
Accrued liabilities and other payable		161,161	420,534
Convertible debenture - current portion	10	1,930,037	1,943,037
Total Current Liabilities		4,247,039	4,500,416

Non-Current Liabilities
Convertible debenture – non-current portion	10	989,886	1,485,714
Total Non-Current Liabilities		989,886	1,485,714

TOTAL LIABILITIES		$5,236,925	$5,986,130

See Accompanying Notes to the Financial Statements and Accountant’s Report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
 (Stated in US Dollars)

		09/30/2009	12/31/2008
STOCKHOLDERS' EQUITY

Common Stock US$0.01 par value; 1,000,000,000 authorized, 134,275,127 and 74,839,071 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	11	$1,342,752	$748,391
Additional Paid in capital		1,431,299	1,439,607
Other Comprehensive Income		278,236	(202,845)
Retained Earnings		(1,849,834)	(925,398)
Minority Interest		221,012	775,507

TOTAL STOCKHOLDERS' EQUITY		$1,423,465	$1,835,262

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		$6,660,390	$7,821,392

See Accompanying Notes to the Financial Statements and Accountant’s Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the three- and nine-month periods ended September 30, 2009 and 2008
(Stated in US Dollars)

			3 Months	9 Months	3 Months	9 Months
			Ended	Ended	Ended	Ended
Revenues	Note		09/30/2009	09/30/2009	09/30/2008	09/30/2008
Sales	2(j)	(j)	$6,395,457	$21,213,763	$13,037,014	$29,454,982
Cost of Sales			5,930,063	20,321,229	12,131,830	27,016,697
Gross Profit			465,394	892,534	905,184	2,438,285

Operating Expenses
Selling Expenses			2,872	41,209	69,215	221,055
Administrative and General Expenses	12		194,490	1,204,136	231,582	1,206,022
Total Operating Expense			197,362	1,245,345	300,797	1,427,077
Operating Income/(Loss)			268,032	(352,811)	604,387	1,011,208

Other Income & Expenses
Interest Income			2	22	1,047	32,766
Other Income			154	1,501	24,524	27,056
Interest Expenses			24	(2)	(58,414)	(287,362)
Other Expenses			(328,627)	(329,104)	1,093	(1,165)
Total other income/(expense)			(328,447)	(327,583)	(31,750)	(228,705)

Income/(Loss) before taxation			(60,415)	(680,394)	572,637	782,503
Income tax	2(n)		(3,679)	(14,843)	(277,330)	(277,330)
Discontinued Operation, net of tax	14		(24,944)	(185,025)	-	-
Net Income/(Loss) attributable to:
Parent			(89,038)	(880,262)	295,307	505,173
Non-controlling interest			9,090	(44,174)	(9,980)	(134,247)
			$(79,948)	$(924,436)	$285,327	$370,926
Earnings Per Share
Basic			$(0.0007)	$(0.0100)	$0.0044	$0.0058
Diluted			$(0.0007)	$(0.0100)	$0.0044	$0.0058
Weighted Average Shares Outstanding
Basic			115,309,886	92,244,492	64,155,499	64,155,499
Diluted			115,309,886	92,244,492	64,155,499	64,155,499

	Accumulated Comprehensive Income
Comprehensive Income	09/30/2009	09/30/2008	Total
Net Income	$(924,436)	$370,926	$(553,510)
Other Comprehensive Income
Foreign Currency Translation Adjustment	481,081	65,573	546,654
	$(443,355)	$436,499	$(6,856)

See Accompanying Notes to the Financial Statements and Accountant’s Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the nine-month period ended September 30, 2009 and the year ended December 31, 2008
(Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid in	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance, January 1, 2008	53,170,000	$531,700	$408,216	$20,101	$(641,808)	$-	$318,209
Conversion of bond debenture to common stock	7,941,302	79,413	541,836	-	-	-	621,249
Issuance of common stock to acquire BJ Lihe	1,500,000	15,000	285,000	-	-	-	300,000
Issuance of common stock to acquire Renwoxing	9,727,769	97,278	194,555	-	-	-	291,833
Issuance of common stock in relation to management compensation	2,500,000	25,000	10,000	-	-	-	35,000
Net Income/(Loss)	-	-	-	-	(283,590)	-	(283,590)
Minority Interest	-	-	-	-	-	775,507	775,507
Foreign Currency Translation	-	-	-	(222,946)	-	-	(222,946)
Balance, December 31, 2008	74,839,071	$748,391	$1,439,607	$(202,845)	$(925,398)	$775,507	$1,835,262

Balance, January 1, 2009	74,839,071	$748,391	$1,439,607	$(202,845)	$(925,398)	$775,507	$1,835,262
Conversion of bond debenture to common stock	53,386,056	533,861	5,067	-	-	-	538,928
Issuance of common stock in relation to management compensation	6,050,000	60,500	(13,375)	-	-	-	47,125
Net Income/(Loss)	-	-	-	-	(924,436)	-	(924,436)
Minority Interest	-	-	-	-	-	(554,495)	(554,495)
Foreign Currency Translation	-	-	-	481,081	-	-	481,081
Balance, September 30, 2009	134,275,127	$1,342,752	$1,431,299	$278,236	$(1,849,834)	$221,012	$1,423,465

See Accompanying Notes to the Financial Statements and Accountant’s Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Cash Flow
For the three- and nine-month periods ended September 30, 2009 and 2008
(Stated in US Dollars)

	3 Months	9 Months	3 Months	9 Months
	Ended	Ended	Ended	Ended
Cash Flow from Operating Activities	09/30/2009	09/30/2009	09/30/2008	09/30/2008
Cash Received from Customers	$7,696,508	$25,142,726	$13,036,932	$29,690,889
Cash Paid to Suppliers	(7,116,820)	(23,234,918)	(12,477,166)	(27,790,388)
Cash Paid for Selling and G&A expenses	(328,466)	(1,376,449)	(300,797)	(1,427,077)
Cash Received from Other Income	196	1,587	24,524	27,056
Cash Paid for Other Expense	477	-	1,093	(1,165)
Payments for Deposits	(49,986)	(49,986)	-	-
Interest Received	2	22	1,047	32,766
Interest Paid	15	(20)	(58,413)	(287,361)
Minority Interest	25,274	(598,668)	346,351	609,620
Tax Paid	(7,950)	(443,319)	-	-
Cash Sourced from/(Used in) Operating Activities	219,250	(559,025)	573,571	854,339

Cash Flow from Investing Activities
Investment	-	-	122,975	122,975
Purchase of Property, Plant & Equipment	-	-	(131,863)	(613,825)
Sale of Equipment	5,739	19,217	-	-
Purchase of Intangible Assets	-	-	-	(192,261)
Sales of Intangible Assets	-	40,508	23,197	-
Cash Sourced from/(Used in) Investing Activities	5,739	59,725	14,309	(683,111)

Cash Flow from Financing Activities
Issuance of Common Stock	212,136	586,053	291,833	1,160,722
Repayment of Notes	(154,736)	(508,828)	(265)	(2,265)
Repayment to Shareholder	-	-	(65,975)	(34,135)
Due from related party	-	-	-	32,560
Cash Received from Issuance of Convertible Debenture	-	-	-	492,064
Cash Sourced from/(Used in) Financing Activities	57,400	77,225	225,593	1,648,946

Net Increase/(Decrease) in Cash & Cash Equivalents	282,389	(422,075)	813,473	1,820,174
Effect of Currency Translation	(51,815)	481,081	(76,492)	65,573
Cash & Cash Equivalent at the Beginning of Period	1,456,566	1,628,134	1,376,968	228,202

Cash & Cash Equivalent at the End of Period	$1,687,140	$1,687,140	$2,113,949	$2,113,949

See Accompanying Notes to the Financial Statements and Accountant’s Report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three- and nine-month periods ended September 30, 2009 and 2008
(Stated in US Dollars)

	3 Months	9 Months	3 Months	9 Months
	Ended	Ended	Ended	Ended
	09/30/2009	09/30/2009	09/30/2008	09/30/2008

Net (loss)/income	$(79,948)	$(924,436)	$285,328	$370,926

Adjustments to reconcile net (loss)/income to
net cash provided by cash activities

Minority interest	16,183	(554,495)	346,350	609,620
Depreciation	11,765	43,392	77,431	113,853
Decrease/(Increase) in Other Receivable	354,617	408,688	(37,480)	(335,803)
Decrease/(Increase) in Deposit	(49,986)	(49,986)	(463,337)	(724,932)
Decrease/(Increase) in Related Party Receivable	(14,625)	(15,012)	-	-
Decrease/(Increase) in Inventory	47,541	583,691	(82)	235,907
Decrease/(Increase) in Advance to Suppliers	95,443	189,511	-	-
Increase/(Decrease) in Tax Payable	(44,097)	345,944	2,190	213,678
Increase/(Decrease) in Accrued Liabilities and Other Payable	(167,645)	(214,035)	73,581	193,981
Increase/(Decrease) in VAT Payable	2,105	4,022	10,929	93,417
Increase/(Decrease) in Shareholders Payable	44,698	-	-	-
Increase/(Decrease) in Income Tax Payable	3,199	(376,309)	278,659	83,691

Total of All Adjustments	$299,198	$365,411	$288,241	$483,412

Net Cash Provided by (Used in)/Sourced from Operating Activities	$219,250	$(559,025)	$573,569	$854,339

See Accompanying Notes to the Financial Statements and Accountant’s Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and nine-month periods ended September 30, 2009 and 2008

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
For the three and nine-month periods ended September 30, 2009 and 2008

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of September 30, 2009, detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Global Telecom Holding, Ltd.	BVI	100	HKD 7,800
Huantong Telecom Hong Kong Holding, Ltd.	Hong Kong SAR	100	HKD 100
Guangzhou Global Telecommunication Co., Ltd.	PRC	100	RMB 3,030,000
Zhengzhou Global Telecom Equipment, Ltd.	PRC	100	RMB 500,000
Guangzhou Huantong Telecom Technology and Consultant Services, Ltd.	PRC	100	RMB 8,155,730
Guangzhou Renwoxing Telecom Co., Ltd.	PRC	51	RMB 3,010,000
Macau Global Telecom Co., Ltd.	Macau SAR	100	MOP 300,000
Huantong Telecom Singapore Co. PTE, Ltd.	Singapore	65	SGD 200,000

(c)	Economic and Political Risks

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
For the three and nine-month periods ended September 30, 2009 and 2008

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
For the three and nine-month periods ended September 30, 2009 and 2008

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
For the three and nine-month periods ended September 30, 2009 and 2008

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

Exchange Rates	09/30/09	12/31/08	09/30/08
Period end RMB : US$ exchange rate	6.8376	6.8542	6.8183
Average period RMB : US$ exchange rate	6.8411	6.9623	6.8402

Period end HKD : US$ exchange rate	7.7504	7.7507	7.7701
Average period HKD : US$ exchange rate	7.7521	7.7874	7.8001

Period end MOP : US$ exchange rate	8.1229	8.1823	8.1941
Average period MOP : US$ exchange rate	8.1215	8.1657	8.1790

Period end SGD : US$ exchange rate	1.4184	1.4426	1.4307
Average period SGD : US$ exchange rate	1.4393	1.4156	1.3969

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and nine-month periods ended September 30, 2009 and 2008

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
For the three and nine-month periods ended September 30, 2009 and 2008

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net income/(loss) for the period ended September 30, 2009, the Company shall not be subject to income tax.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and nine-month periods ended September 30, 2009 and 2008

(u)	Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets and FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

On July 1, 2009, FASB issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and nine-month periods ended September 30, 2009 and 2008

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

4.    OTHER RECEIVABLE

Other Receivable at September 30, 2009 and December 31, 2008 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	09/30/2009	12/31/2008
Trade financing to business associates	$511,500	$920,481
	$511,500	$920,481

5.    DUE FROM / TO SHAREHOLDER

The following table presents the balances the Company owed to shareholders.

	09/30/2009	12/31/2008
Due to other shareholder	$45,339	$44,698

Due to shareholder
Payables owed to the Company’s shareholders are non-interest-bearing and, payable on demand.  There is no impact to the statement of operations as a result of the payables to the shareholder.

6.    PURCHASE DEPOSITS

Purchase Deposits of $3,394,158 and $3,583,669 at September 30, 2009 and December 31, 2008 respectively, consisted of advances to suppliers for the purchase of inventories, and prepayments for general operating costs.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and nine-month periods ended September 30, 2009 and 2008

7.    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of September 30, 2009 and December 31, 2008:

09/30/2009
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	59,874	43,406	16,468
Furniture & Fixtures	98,439	86,319	12,120
Motor Vehicles	182,300	104,949	77,351
Building	492,326	36,843	455,483
Total	$832,939	271,518	561,422

12/31/2008
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	$179,176	$89,244	$89,932
Furniture & Fixtures	34,380	27,417	6,963
Motor Vehicles	147,757	92,758	54,999
Building	490,843	18,707	472,136
Total	$852,156	$228,126	$624,030

The depreciation expenses were $43,392 and $131,533 for the nine months ended September 30, 2009 and year ended December 31, 2008, respectively.

8.    VAT PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at September 30, 2009.  Thus, the VAT payable as of  September 30, 2009 included the past due VAT possibly to be waived.

9.    LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the period ended September 30, 2009 and year ended December 31, 2008 amounted to $26,659 and $199,718, respectively.  Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $199,833 distributed as:

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and nine-month periods ended September 30, 2009 and 2008

Fiscal Year	Minimum Lease Payments
2009	$28,643
2010	109,667
2011	56,861
2012	3,726
2013	936
Total	$199,833

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
For the three and nine-month periods ended September 30, 2009 and 2008

Because of the fact that the Fixed Rate Convertible Debenture contain three separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture (after two rounds)	$3,428,571
(2)	Discount	$428,571
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method.

The Convertible Debentures Payable, net consisted of the following: -

	09/30/2009	12/31/2008
Convertible Debenture - Principal and interest
Balance as at beginning of year	$3,428,751	$2,122,735
Addition	-	1,000,000
Redemption	(508,828)	(507,936)
Interest charged for the current year	-	400,188
Repayment of interest in current year	-	-
Restructure cost	-	413,764
Balance as at end of year	2,919,923	3,428,751

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$2,919,923	$3,428,751

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and nine-month periods ended September 30, 2009 and 2008

The Convertible Debenture was classified as current and non-current as follows:

	09/30/2009	12/31/2008

Non-current portion	$989,886	$1,485,714
Current Portion	1,930,037	1,943,037
	$2,919,923	$3,428,751

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

11.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 134,275,127 and 74,839,071 shares have been issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.

The presentation of recapitalization as of September 30, 2009 is depicted in the following table:

Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	$130,725	-	9.74%
Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	29.65%
Zenith Capital Management LLC	200,000	2,000	$498,000	0.15%
Miss. Li Yan Kuan	80,000	800	61,600	0.06%
Less: Cost of Issue	-	-	(162,059)	-
Beijing Lihe	1,500,000	15,000	285,000	1.12%
Guangzhou Renwoxing	9,727,769	97,278	194,555	7.24%
Private placement investors	61,327,358	613,274	546,903	45.67%
Management / Insider	8,550,000	85,500	7,300	6.37%
	134,275,127	$1,342,752	$1,431,299	100.00%

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and nine-month periods ended September 30, 2009 and 2008

12.  BONUS EXPENSE

Bonus payments of $473,997 were included in the General and Administrative Expenses for the quarter ended September 30, 2009.

13.  ACQUISITIONS

The Company had two acquisitions during 2008 consisting of acquisitions of (1) Beijing Lihe Jiahua Technology and Trading Co., Ltd. (“Beijing Lihe”) and (2) Guangzhou Renwoxing Telecom (“GRT”).

On April 7, 2008, Global Telecom Holdings, Ltd. (“GTHL”), a wholly-owned subsidiary of Guangzhou Global Telecom, Inc. entered into a Share Transfer Agreement (the “Agreement”) with the majority shareholder of Beijing Lihe Jiahua Technology and Trading Company Ltd. (“Beijing Lihe”), Li Han Guang, whereby the GTHL agreed to provide 1.5 million shares of Guangzhou Global Telecom, Inc. common stock and invest RMB 200,000 into Beijing Lihe in exchange of 50% of the total equity interest of Beijing Lihe.  However, Beijing Lihe was subsequently sold back to the original owner at book value during the quarter ended June 30, 2009.

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
For the three and nine-month periods ended September 30, 2009 and 2008

14.  DISCONTINUED OPERATION

During the quarter ended June 30, 2009, the Company closed operation of one subsidiary “Beijing Lihe” and three branches namely “Beijing, Wuhan, and Zhengzhou” of Guangzhou Global Telecom Company Limited.  Their operation results, net of tax effect and the sales of Beijing Lihe are reported in detail as follow:

Financial Position
At September 30, 2009	Beijing Lihe	Beijing Branch	Wuhan Branch	Zhengzhou Branch	Total
Current assets
Other receivable	-	-	293	-	293
Total current assets	-	-	293	-	293

Non-current assets
Total assets	-	-	293	-	293

Current liabilities
Total liabilities	-	-	-	-	-

Net assets	-	-	293	-	293

Results of Operations
for the nine months ended
September 30, 2009
	Beijing Lihe	Beijing Branch	Wuhan Branch	Zhengzhou Branch	Total
Revenue	1,920,514	689,247	480,530	444,996	3,535,287
Cost of revenue	1,862,488	698,977	505,261	462,629	3,529,355
Gross profit	58,026	(9,730)	(24,731)	(17,633)	5,932

Selling expenses	1,316	8,771	2,193	6,578	18,858
General and administrative expenses	6,990	60,765	27,525	16,968	112,248
Total operating expenses	8,306	69,536	29,718	23,546	131,106

Other income	86	-	-	-	86
Other expense	(42,320)	-	(513)	(9,618)	(52,451)
Interest expense	(18)	-	-	-	(18)

Earnings/(Losses) before tax	49,773	(79,266)	(54,962)	(50,797)	(177,557)
Income tax	7,468	-	-	-	7,468
	-	(79,266)	(54,962)	(50,797)	(185,025)

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

RESULTS OF OPERATIONS

Results of Operation for the three months ended September 30, 2009 compared with three months ended September 30, 2008

Total Revenue

During the three months ended September 30, 2009, we earned $6,395,457 in revenues as compared to $13,037,014 during the same period in 2008, representing a decrease of $6,641,557 or approximately 51%. The decrease is mainly resulted from the revenue of discontinued operation of 4 entities were not included in the 3 months ended September 30, 2009, while these entities contributed revenue of $3,691,806 during the same period of 2008. Furthermore, by the effect of financial crisis, our revenue of other subsidiaries decreased as well.

Gross Profit

The gross profit decreased to $465,394 during the three months ended September 30, 2009 from $905,184 in the same period of 2008, representing $439,790 or 49% decrease. The gross margin slightly increased from 6.9% to 7.2%. The decrease in gross profit is mainly due to the decreased revenue as explained above. While, the slight increase of gross margin was contributed to the reason that certain thin margin business in our branches was discontinued during the quarter ended September 30, 2009.

Expenses

Our selling, general and administrative expenses ("SG&A expenses") were $197,362 during the three months ended September 30, 2009 as compared to $300,797 during the same period of 2008, representing a decrease of $103,435 or approximately 34%. The decrease in SG&A expenses are generally resulted from following reasons: 1) the exclusive of discontinued operations, which contributed SG&A expenses of $46,896 during the 3 months ended September 30, 2008; 2) expense cut-down to fit for the current shrunk market.

Discontinued operations

Facing to shrunk market, we decided to close 3 branches in mainland China and sell 50% equity interest to former Beijing Lihe's owner to keep our profitability. These 4 entities resulted $24,944 loss in total during the 3 months ended September 30, 2009.

Non-controlling interest

Non-controlling interest were $9,090 during the three months ended September 30, 2009, which resulted from the non-controlling interest generated from Renwoxing, our 51% owned subsidiary. The non-controlling interest during the three months ended September 30, 2008 was $9,980 negative, which represents the non-controlling interest generated from Renwoxing and Beijing Lihe.

Net loss

Net loss recorded $79,948 during the three months ended September 30, 2009, as compared to a net gain of $285,327 during the three months ended September 30, 2008. The decrease of net loss is mainly due to decrease of gross profit and discontinued operation loss as explained above. In addition, one-off other expenses of $328,627 related to discontinued operations draw down the profitability during this quarter.

Results of Operation for the nine months ended September 30, 2009 compared with nine months ended September 30, 2008

Total Revenue

During the nine months ended September 30, 2009, we earned $21,213,763 in revenues as compared to $29,454,982 during the same period in 2008, representing a decrease of $8,241,219 or approximately 28%. The decrease is mainly resulted from the revenue of discontinued operation of 4 entities amounting $7,225,993 were not included in the 9 months ended September 30, 2009, while their revenue were included during the same period of 2008. Exclusive of this effect, our revenue decreased by $1,015,226 or 4.8% which is mainly due to the effect of financial crisis.

Gross Profit

The gross profit decreased to $892,534 during the nine months ended September 30, 2009 from $2,438,285 in the same period of 2008, representing $1,545,751 or 63% decrease. The gross margin also decreased from 8.3% to 4.2%. The decrease both in gross profit and gross margin contributed to the reasons as follows: (1) financial crisis take effect to the cell phone and calling cards demand in China; (2) selling our products at negative margin to close our Wuhan Branch, Beijing Branch and Zhengzhou Branches due to their un-expected performance; (3) exclusive of discontinued operations.

Expenses

Our selling, general and administrative expenses ("SG&A expenses") were $1,245,345 during the nine months ended September 30, 2009 as compared to $1,427,077 during the same period of 2008, representing a decrease of $181,732 or approximately 12.7%. The decrease in SG&A expenses are generally resulted from the sales decrease.

Other income/expenses

Other expenses -net were $327,583 during the nine months ended September 30, 2009 which mainly consist of expenses of settling debt related to discontinued operations of $328,481 as compared to other expenses-net of $228,705 during the same period of 2008 mainly consist of interest expenses of $287,362.

Discontinued operations

Facing to shrunk market, we decided to close 3 branches in mainland China and sell 50% equity interest to former Beijing Lihe's owner to keep our profitability. These 4 entities resulted $185,025 loss in total during the 9 months ended September 30, 2009.

Non-controlling interest

Non-controlling interest were -$44,174 during the nine months ended September 30, 2009, which resulted from the non-controlling interest generated from Renwoxing, our 51% owned subsidiary. The non-controlling interest during the nine months ended September 30, 2008 was -$134,247, which represents the non-controlling interest generated from Renwoxing and Beijing Lihe.

Net loss

Net loss recorded $924,436 during the nine months ended September 30, 2009, as compared to a net gain of $370,926 during the nine months ended September 30, 2008. The decrease of net loss is mainly due to decrease of gross profit as explained above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities were $559,025 during the nine months ended September 30, 2009 as compared to cash provided from operating activities of $854,339 for the nine months ended September 30, 2008. Cash used in operating activities during the nine months ended September 30, 2009 was mainly resulted from net loss of $924,436, change of minority interest of $554,495, decrease of liabilities of $590,344, by netting off decrease in inventory of $583,691 and decrease of receivables of $408,688. Our working capital decreased in line with the decrease of revenue and business, however, we expect our operation will keep stable through beginning of 2010.

Cash flows provided in investing activities were $59,725 for the nine months ended September 30, 2009 as compared to $683,111 used for the nine months ended September 30, 2008. Cash provided by investing activities represent the cash proceeds from sale of property and equipment and other intangible assets. Cash used in investing activities during the nine months ended September 30, 2008 was resulted from acquisition of property and equipment and intangible assets of $613,825, and $192,261 respectively and investment of $122,975. We did not incur any investment cash outflow is mainly due to the bad market status.

Cash flows provided by financing activities were $77,225 during the nine months ended September 30, 2009 compared to $1,648,946 provided from financing activities for the same period of 2008. Cash provided by the financing activities mainly consisted of issuance of stock to redeem convertible debt.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the nine months ended September 30, 2009. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets and FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

On July 1, 2009, FASB issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

GUANGZHOU GLOBAL TELECOM, INC.

Date: November 16, 2009	By:	/s/ Li YanKuan
Li, Yankuan President, Chief Executive Officer and Chairman of the Board of Directors