Form 10-K
period 2009-12-31
Guangzhou Global Telecom, Inc.
filed 2010-04-15
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes    No 

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US $633,977.

As of April 12, 2010, the registrant had 149,475,127 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

		PAGE
	PART I
ITEM 1.	Business	1
ITEM 1A.	Risk Factors	4
ITEM 2.	Properties	4
ITEM 3.	Legal Proceedings	4

	PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	4
ITEM 6.	Selected Financial Data	5
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	5
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	6
ITEM 8.	Financial Statements and Supplementary Data	7
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A(T).	Controls and Procedures

	PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	8
ITEM 11.	Executive Compensation	8
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	10
ITEM 14.	Principal Accounting Fees and Services	10

	PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	11
SIGNATURES

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

Employees

                    As of April 14, 2010, the Company has 65 employees.

ITEM 1A.         RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.            PROPERTIES

The Company’s corporate office is located at Room 03/04, 16/F, Jinke Building, No.17/19, Guangwei Road, GuangZhou, PRC 510180.

ITEM 3.             LEGAL PROCEEDINGS

Currently there are no legal proceedings pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

	High	Low
2007
May 15, 2007 to June 30, 2007	$2.95	$0.70
Third Quarter	$1.28	$0.66
Fourth quarter	$1.08	$0.25
2008
First Quarter	$0.32	$0.21
Second Quarter	$0.24	$0.04
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.03	$0.01
2009
First Quarter	$0.015	$0.007
Second Quarter	$0.025	$0.006
Third Quarter	$0.021	$0.007
Fourth Quarter	$0.015	$0.007
2010
First Quarter	$0.012	$0.007

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

Holders

As of April 12, 2010, in accordance with our transfer agent records, we had 54 recordholders of our 149,475,127 shares of Common Stock.

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

On December 29, 2009, the Company entered into a Settlement Agreement with the Holders. Pursuant to the Settlement Agreement, the Company would make a total payment of $1,300,000 to the Holders no later than January 21, 2010. The Convertible Debentures would be deemed satisfied and all outstanding Warrants held by the Holders would be cancelled. In addition, the Holders agreed to cancel all of the Company shares held by them at such time as the payment has been made. However, as of March 20, 2010, the Company has not paid the sum of $1,300,000 to the Holders.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARE TO THE YEAR ENDED DECEMBER 31, 2008

Total Revenue

During fiscal year ended December 31, 2009, we earned $33,294,591 in revenues as compared to $44,810,929 during the fiscal year ended in 2008, representing a decrease of $11,516,338 or approximately 26%.  The decrease is mainly resulted from the revenue of discontinued operation of 4 entities were not included in year 2009, while these entities contributed revenue of $13,442,021 during 2008.

Gross Profit

The gross profit decreased to $819,761 during the fiscal year ended December 31, 2009 from $3,511,028 in 2008, representing $2,691,267 or 77% decrease. The gross margin decreased from 7.2% to 2.5%. The decrease of gross profit is mainly due to the decrease of sales as explained above. In addition, decrease both in gross profit and gross margin contributed to the reasons as follows: (1) financial crisis take effect to the cell phone and calling cards demand in China; (2) selling our products at negative margin to close our Wuhan Branch, Beijing Branch and Zhengzhou Branches due to their un-expected performance; (3) exclusive of discontinued operations.

Expenses

Our selling, general and administrative expenses (“SG&A expenses”) were $3,457,719 during the fiscal year ended December 31, 2009 as compared to $1,945,433 for the fiscal year ended in 2008, representing an increase of $1,512,286 or approximately 78%.   The increase of SG&A expenses is mainly due to the allowance for bad debt of $1,664,013 made during 2009 against purchase deposit.

Other expenses were $26,879 during the year ended December 31, 2009, while other expenses of $1,032,720 during the year ended December 31, 2008 mainly representing interest expenses of $1,065,222, which includes $776,744 restructuring expenses.

Discontinued Operations

Resulted from the shrunk market and unsatisfied operating results, we decided to close 3 branches in mainland China and sell 50% equity interest to former Beijing Lihe's owner to keep our core business. These 4 entities resulted $185,321 loss in during 2009.

Net loss

Net loss recorded $2,890,849 during the fiscal year ended December 31, 2009, as compared to a net loss of $283,590 during the fiscal year ended December 31, 2008.  The increase of net loss is mainly due to decrease of gross profit and increase of SG&A expenses as explained above.

Liquidity and Capital Resources

Cash used in operating activities were $(2,091,714) during the fiscal year ended December 31, 2009 as compared to cash used in operating activities of $(526,814) for the year ended December 31, 2008.   Cash used in operating activities during year 2009 was mainly resulted from net loss of $2,890,849, increase of receivables of $498,279, decrease of non-controlling interest of $554,310 by netting off decrease of purchase deposit of $2,057,733.  Increase of purchase deposits is mainly due to the allowance for bad debt of $1,664,013.  While the cash used in operating activities during 2008 mainly resulted from net loss of 283,590, increase of receivables of $404,619, increase of purchase deposits of $1,203,294 and increase in inventory of $419,120, netting off depreciation and minority interest of $907,040, increase in different liabilities of $726,163.  The increase of operating assets and liabilities are mainly due to our increasing revenue and operating size.

Cash flows provided from investing activities were $445,843 for the fiscal year ended December 31, 2009 as compared to $404,406 used for the fiscal year ended December 31, 2008.  Cash provided from investing activities during year 2009 was resulted from proceeds from proceeds on disposal of fixed assets and intangible assets of $315,081, proceeds on disposal of discontinued operation of $193,762, netting off the deposit payment of 63,000.  Cash used for investing activities during year 2008 was resulted from acquisition of property and equipment and intangible assets of $586,884, and $41,602 respectively, by netting of proceeds from repayment of note receivable and repayment from business development of $31,751 and $192,329 respectively.

Cash flows provided by financing activities were $153,725 during the fiscal year ended December 31, 2009 compared to $2,554,098 used in financing activities for the fiscal year ended in 2008.   Cash provided by the financing activities during 2009 was mainly due to the proceeds from issuance of stock, while cash provided by financing activities during 2008 was mainly due to proceeds from issuance of stock and issuance of convertible debt.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Guangzhou Global Telecom, Inc.

Audited Consolidated Financial Statements

December 31, 2009 and 2008

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 – 3

Consolidated Statements of Income	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 – 7

Notes to Consolidated Financial Statements	F-8 – 23

F-

To:	The Board of Directors and Stockholders of
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guangzhou Global Telecom, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred substantial losses, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement, all of which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

South San Francisco, California	Samuel H. Wong & Co., LLP
January 30, 2010	Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(Stated in US Dollars)

ASSETS		12/31/2009	12/31/2008
	Note
Current Assets
Cash and cash equivalent		$377,591	$1,628,134
Other receivable	4	1,418,759	920,481
Purchase deposits	6	1,525,935	3,583,669
Inventory		799,480	849,518
Total Current Assets		4,121,765	6,981,802

Non-Current Assets
Property, plant & equipment, net	7	520,149	624,030
Goodwill		-	215,560
Other non-current assets		63,000	-
Total Non-Current Assets		583,149	839,590

TOTAL ASSETS		$4,704,914	$7,821,392

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Taxes payable		$684,043	$695,687
VAT payable	8	1,399,932	1,396,460
Due to shareholder	5	59,490	44,698
Accrued liabilities and other payable		347,268	420,535
Convertible debenture - current portion	10	2,866,323	1,943,037
Total Current Liabilities		5,357,056	4,500,416

Non-Current Liabilities
Convertible debenture - non-current portion	10	-	1,485,714
Total Non-Current Liabilities		-	1,485,714

TOTAL LIABILITIES		$5,357,056	$5,986,130

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(Stated in US Dollars)

	12/31/2009	12/31/2008
STOCKHOLDERS' EQUITY

Common Stock US$0.01 par value; 1,000,000,000
Shares authorized, 149,475,127 and 74,839,071 shares
issued and outstanding as of December 31, 2009
and December 31, 2008, respectively	$1,494,751	$748,391

Additional paid in capital	1,409,399	1,439,607
Other comprehensive income	38,758	(202,845)
Retained earnings	(3,816,247)	(925,398)
Non-controlling interest	221,197	775,507

TOTAL STOCKHOLDERS' EQUITY	$(652,141)	$1,835,262

TOTAL LIABILITIES AND
STOCKHOLDERS' EUITY	$4,704,914	$7,821,392

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the years ended December 31, 2009 and 2008
 (Stated in US Dollars)

	Note	12/31/2009	12/31/2008
Sales		$33,294,591	$44,810,929
Cost of sales		32,474,830	41,299,901
Gross profit		819,761	3,511,028

Operating expense
Selling expenses		61,618	361,236
G&A expenses		3,396,101	1,584,197
Total operating expense		3,457,719	1,945,433

Operating income / (loss)		(2,637,958)	1,565,595

Other income/(expense)
Other income		82,162	3,398
Interest income		22	32,159
Other expenses		(55,305)	(3,055)
Interest expenses		-	(1,065,222)
Total other income/(expense)		26,879	(1,032,720)

Income/(loss) from continued operation		(2,611,079)	532,875
Income tax		(27,603)	(411,671)
Loss from discontinued operation, net of tax		(185,321)	-
Non-controlling interest		(66,846)	(404,794)
Net Income/(Loss)		$(2,890,849)	$(283,590)

Earnings Per Share
Basic		$(0.028)	$(0.005)
Diluted		$(0.028)	$(0.005)

Weighted Average Shares Outstanding
Basic		104,014,950	61,342,162
Diluted		104,014,950	61,342,162

	Accumulated Comprehensive Income
Comprehensive Income	12/31/2008	12/31/2009	Total
Net Income	$(283,590)	$(2,890,849)	$(3,174,439)
Other Comprehensive Income
Foreign Currency Translation Adjustment	(222,946)	241,603	18,657
	$(506,536)	$(2,649,246)	$(3,155,782)

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid in	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance, January 1, 2008	53,170,000	$531,700	$408,216	$20,101	$(641,808)	$-	$318,209
Conversion of convertible debenture to common stock	7,941,302	79,413	541,836	-	-	-	621,249
Issuance of common stock to acquire BJ Lihe	1,500,000	15,000	285,000	-	-	-	300,000
Issuance of common stock to acquire Renwoxing	9,727,769	97,278	194,555	-	-	-	291,833
Issuance of common stock in relation to management compensation	2,500,000	25,000	10,000	-	-	-	35,000
Net Income/(Loss)	-	-	-	-	(283,590)	-	(283,590)
Non-controlling interest	-	-	-	-	-	775,507	775,507
Foreign Currency Translation	-	-	-	(222,946)	-	-	(222,946)
Balance at December 31, 2008	74,839,071	$748,391	$1,439,607	$(202,845)	$(925,398)	$775,507	$1,835,262

Balance, January 1, 2009	74,839,071	$748,391	$1,439,607	$(202,845)	$(925,398)	$775,507	$1,835,262
Conversion of convertible debenture to common stock	60,086,056	600,860	(8,333)	-	-	-	592,527
Issuance of common stock in relation to management compensation	14,550,000	145,500	(21,875)	-	-	-	123,625
Net Income/(Loss)	-	-	-	-	(2,890,849)	-	(2,890,849)
Non-controlling interest	-	-	-	-	-	(554,310)	(554,310)
Foreign Currency Translation	-	-	-	241,603	-	-	241,603
Balance at December 31, 2009	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,141)

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	12/31/2009	12/31/2008
Cash Flow from Operating Activities
Cash received from customers	$32,602,550	$44,438,871
Cash paid to suppliers	(30,362,664)	(42,786,815)
Cash paid for selling and G&A expenses	(3,457,719)	(1,945,433)
Cash received from other income	158,005	186,822
Cash paid to director	14,793	162,745
Cash paid for other expense	(389,769)	(29,238)
Interest received	24	32,159
Interest paid	(2)	(1,065,222)
Non-controlling interest	(621,156)	370,713
Tax paid	(35,775)	108,584
Cash Sourced from/(Used in) Operating Activities	(2,091,714)	(526,814)

Cash Flow from Investing Activities
Proceeds from notes receivable	-	31,751
Advance for business development	-	192,329
Purchase of property, plant & equipment	-	(586,884)
Proceeds of disposal Assets	99,521	-
Sale/(purchase) of intangible assets	215,560	(41,602)
Payments for deposits	(63,000)	-
Net cash inflow from disposal of discontinued operation	193,762	-
Cash Sourced from/(Used in) Investing Activities	445,843	(404,406)

Cash Flow from Financing Activities
Issuance of common stock	746,361	216,691
Additional paid in capital for common stock	-	1,031,391
Proceeds/(settlements) of convertible debentures	(592,636)	1,306,016
Cash Sourced from/(Used in) Financing Activities	153,725	2,554,098

Net Increase/(Decrease) in Cash & Cash Equivalents	(1,492,146)	1,622,878

Effect of Foreign Currency Translation	241,603	(222,946)

Cash & Cash Equivalent at the Beginning of Year	1,628,134	228,202

Cash & Cash Equivalent at the End of Year	$377,591	$1,628,134

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	12/31/2009	12/31/ 2008

Net (loss)/income	$(2,890,849)	$(283,590)

Adjustments to reconcile net (loss)/income to
net cash provided by cash activities

Minority interest	(554,310)	775,507
Depreciation	64,643	131,533
Gain on disposal of property, plant and equipment	13,868	-
Loss on disposal of discontinued operation	(267,912)	-
Decrease/(increase) in other receivable	(498,279)	(404,619)
Decrease/(increase) in due from director	-	118,047
Decrease/(increase) in purchase deposit	2,057,733	(1,203,294)
Decrease/(increase) in related party	-	32,560
Decrease/(increase) in inventory	50,038	(419,120)
Increase/(decrease) in tax payable	387,367	213,394
Increase/(decrease) in accrued liabilities and other payable	(58,474)	205,907
Increase/(decrease) in VAT payable	3,472	86,065
Increase/(decrease) in income tax payable	(399,011)	220,797
Total of all adjustments	799,135	(243,224)

Net Cash Provided by (Used in)/Sourced from Operating Activities	$(2,091,714)	$(526,814)

See Notes to Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of December 31, 2009, detailed identities of the consolidating subsidiaries are as follows:-

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

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

Exchange Rates	12/31/2009	12/31/2008
Period end RMB : US$ exchange rate	6.8372	6.8542
Average period RMB : US$ exchange rate	6.8409	6.9623

Period end HKD : US$ exchange rate	7.7551	7.7507
Average period HKD : US$ exchange rate	7.7522	7.7874

Period end MOP : US$ exchange rate	8.1439	8.1823
Average period MOP : US$ exchange rate	8.1303	8.1657

Period end SGD : US$ exchange rate	1.4054	1.4426
Average period SGD : US$ exchange rate	1.4545	1.4156

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

In respect of the Company’s subsidiaries domiciled and operated in China, Singapore, Macau and Hong Kong, the taxation of these entities are summarized below:

•
GGT, ZGTG, and GRT are located in the PRC, and GTHL is located in the British Virgin Islands, HTHKN is in Hong Kong, MGT is in Macau SAR, and HTS is in Singapore; all of these entities are subject to the relevant tax laws and regulations of the PRC, Hong Kong SAR, Macau SAR, British Virgin Islands, and Singapore in which the related entity domiciled.  The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

Subsidiary	Country of Domicile	Income Tax Rate
GGT, ZGTG and GRT	PRC	25.0%
HTHKN	Hong Kong SAR	17.5%
MGT	Macau SAR	12.0%
GTHL	British Virgin Islands	0.00%
HTS	Singapore	18.0%

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

•
Since Guangzhou Global Telecom, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2009.

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
As of and for the years ended December 31, 2009 and 2008

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

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  The Company is still evaluating the impact of the above pronouncement.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is still evaluating the impact of the above pronouncement.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162  the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

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

Other Receivable at December 31, 2009 and 2008 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	12/31/2009	12/31/2008
Trade financing to business associates	$1,484,325	$920,481
Allowance for bad debt	(65,566)	-
Other receivable, net	$1,418,759	$920,481

5.	DUE TO SHAREHOLDER

The following table presents the balances the Company owed to shareholders.

	12/31/2009	12/31/2008
Due to shareholders	$(59,490)	$(44,698)
	$(59,490)	$(44,698)

Payables owed to the Company’s shareholders are non-interest-bearing and, payable on demand.  There is no impact to the statement of operations as a result of the payables to the shareholder.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

6.	PURCHASE DEPOSITS

Purchase Deposits of $1,525,935 and $3,583,669 at December 31, 2009 and 2008 respectively, consisted of advances to suppliers for the purchase of inventories, and prepayments for general operating costs.

Type of Account	12/31/2009	12/31/2008
Purchase deposits, gross	$3,189,948	$3,583,669
Allowance for bad debt	(1,664,013)	-
Purchase deposit, net	$1,525,935	$3,583,669

The Company has advanced $388,343, $787,213 and $488,457 to suppliers Tangxin Technology Co., Ltd., Guangda Commercial Co., Ltd. and Tianhe Tangxie Co., Ltd. for purchase of operating inventories. However, Tianxin filed bankruptcy, Guangda and Tianhe have been closed. The Company accrued 100% bad debt allowance for these purchase deposits.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of December 31, 2009 and 2008: -

12/31/2009
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	36,557	21,596	14,961
Furniture & Fixtures	119,850	66,029	53,821
Motor Vehicles	103,687	103,661	26
Building	492,541	41,200	451,341
Total	752,635	232,486	520,149

12/31/2008
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	179,176	89,244	89,932
Furniture & Fixtures	34,380	27,417	6,963
Motor Vehicles	147,757	92,758	54,999
Building	490,843	18,707	472,136
Total	852,156	228,126	624,030

The depreciation expenses were $ 4,361 and $131,533 for the years ended December 31, 2009and 2008, respectively.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

8.    VALUE ADDED TAX PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2009. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at December 31, 2009.

9.    LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the years ended December 31, 2009 and 2008 amounted to $9,624  and $199,718, respectively. Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $9,436 distributed as:

Fiscal Years	Minimum Lease Payments
2010	$4,938
2011	4,498
Total	$9,436

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

At July 31, 2007 and January 1, 2008, the dates of issuance, the Company determined the fair value of the Debenture to be $2,000,000 and $1,000,000, respectively. The values of the warrants and the beneficial conversion feature as at December 31, 2008 and 2009 determined under the Black-Scholes valuation method were immaterial. Accordingly, the interest discount on the warrants and beneficial conversion feature were recorded, and are being amortized by the straight-line method over 5 years and 2 years respectively.

Because of the fact that the Fixed Rate Convertible Debenture contain three separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture (after two rounds)	$3,428,571
(2)	Discount	$428,571
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method.

The Convertible Debentures Payable, net consisted of the following: -

	12/31/2009	12/31/2008
Convertible Debenture - Principal and interest
Balance at beginning of year	$3,428,751	$2,122,735
Addition	-	1,000,000
Redemption	(562,428)	(507,936)
Interest charged for the current year	-	400,188
Repayment of interest in current year	-	-
Restructure cost	-	413,764
Restructure of convertible debenture	-
Balance at end of year	$2,866,323	$3,428,751

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-

Less: Interest Discount – Warrant
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-
Convertible Debenture, net	$2,866,323	$3,428,751

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

The Convertible Debenture was classified as current and non-current as follows:

	12/31/2009	12/31/2008

Current portion	$2,866,323	$1,943,057
No current portion	-	1,485,714
	$2,866,323	$3,428,751

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

On December 29, 2009, the Company entered into a Settlement Agreement with Debenture Holders. Pursuant to the Settlement Agreement, the Company would make a total payment of $1,300,000 to the Holders no later than January 21, 2010. The Convertible Debentures would be deemed satisfied and all outstanding Warrants held by the Holders would be cancelled. In addition, the Holders agreed to cancel all of the Company shares held by them at such time as the payment has been made. However, as of March 20, 2010, the Company has not paid the sum of $1,300,000 to the Debenture Holders.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

11.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 149,475,127 and 74,839,071 shares have been issued and outstanding as of December 31, 2009 and 2008, respectively.

The presentation of recapitalization as of December 31, 2009 is being depicted in the following table:

Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	$130,725	$-	8.75%
Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	26.64%
Zenith Capital Management LLC	200,000	2,000	498,000	0.13%
Miss. Li Yan Kuan	80,000	800	61,600	0.05%
Less: Cost of Issuance	-	-	(151,384)	-
Beijing Lihe	1,500,000	15,000	285,000	1.00%
Guangzhou Renwoxing	9,727,769	97,278	194,555	6.51%
Private placement investors	68,027,358	680,273	511,628	45.51%
Management / Insider	17,050,000	170,500	10,000	11.41%
	149,475,127	$1,494,751	$1,409,399	100.00%

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

12.  DISCONTINUED OPERATION

During the year ended December 31, 2009, the Company closed operation of three branches namely “Beijing, Wuhan, and Zhengzhou” of Guangzhou Global Telecom Company Limited. Their operation results, net of tax effect are reported in detail as follow:

Financial Position
At December 31, 2009
	Beijing	Wuhan	Zhengzhou
	Branch	Branch	Branch	Total
Assets
Current assets	-	-	-	-
Non-current assets	-	-	-	-
Total assets	-	-	-	-

Liabilities
Current liabilities	-	-	-	-
Non-current liabilities	-	-	-	-
Total liabilities	-	-	-	-

Net Assets	-	-	-	-

Total Liabilities & Net Assets	-	-	-	-

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

Results of Operations
For the year ended
December 31, 2009
	Beijing Branch	Wuhan Branch	Zhengzhou Branch	Total
Revenue	689,269	480,546	445,010	1,614,825
Cost of revenue	698,999	505,277	462,644	1,666,920
Gross profit (Loss)	(9,730)	(24,731)	(17,634)	(52,095)

Selling expenses	8,771	2,192	6,578	17,541
General and administrative expenses	60,766	27,526	16,968	105,260
Total operating expenses	69,537	29,718	23,546	122,801

Other income	-	-	-	-
Other expense	-	(805)	(9,620)	(10,425)
Interest expense	-	-	-	-

Earnings/(Losses) before tax	(79,267)	(55,254)	(50,800)	(185,321)
Income tax	-	-	-	-
	(79,267)	(55,254)	(50,800)	(185,321)

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

13. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2009, the Company has an accumulated deficit of $2,890,843 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of April 12, 2010 are as follows:

NAME	AGE	POSITION

Yankuan Li	51	President, Chief Executive Officer, Chief Financial Officer and Director (1)

(1) Effective April 15, 2010, Ms. Yankuan Li was appointed as the Chief Financial Officer of the Company.

Yankuan Li, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

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

ITEM 11.          EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2009 and 2008. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Yankuan Li, CEO, CFO and	2009		0	0	0	0	0	0
Chairman (1)	2008	$	0	0	0	0	0	0	$

Richard Yan, former CFO (2)	2009	$	0	0	0	0	0	0	$
	2008	$	0	0	0	0	0	0	$
Jingda Ni, General Manager (3)	2009	$							$
	2008	$	0	0	0	0	0	0	$

(1) Effective April 15, 2010, Ms. Yankuan Li was appointed as the Chief Financial Officer of the Company.

(2) Effective March 12, 2010, Mr. Richard Yan resigned as the Chief Financial Officer of the Company due to personal reasons.  There were no disagreements between Mr. Yan and us or any officer or director of the Company.

(3) Effective September 21, 2009, Mr. Jingda Ni resigned as the General Manager of the Company due to personal and health reasons.  There were no disagreements between Mr. Ni and us or any officer or director of the Company.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 27, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of April 12, 2010, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address	Number of Common Shares Beneficially Owned	Percent of Class (1)
Common Stock	Yankuan Li	14,193,934	9.50%
Common Stock	Enable Growth Partners LP (2)	32,704,376	21.88%
Common Stock	All directors and executive officers as a group (1 person)	14,193,934	9.50%

(1)	Based on 149,475,127 shares of common stock issued and outstanding as of April 12, 2010.
(2)
Including 27,798,719 shares of common stock held by Enable Growth Partners LP, 3,270,438 shares held by Enable Opportunity Partners LP and 1,635,219 shares held by Pierce Diversified Strategy Master Fund LLC (collectively, “Enable”). The Company and Enable agreed to cancel these shares.

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

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $81,000 and $92,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

3.1	Articles of Incorporation (1) Amendment to Articles of Incorporation

3.2	Bylaws (1)

10.1	Securities Purchase Agreement (2)

10.2	Registration Rights Agreement (2)

10.3	Subsidiary Guarantee (2)

10.4	Security Agreement (2)

10.5	Form of Senior Secured Convertible Debenture (2)

10.6	Form of Common Stock Purchase Warrant (2)

10.7	Amendment Agreement among the Company and certain investors, dated February 21, 2008 (3)

10.8	Share Transfer Agreement between Huantong Telecom Singapor Company Pte. Ltd. and TCAM Technology Pte. Ltd., dated February 14, 2008 (4)

10.9	Share Transfer Agreement between Global Telecom Holdings Limited and Guangzhou Renwoxing Telecom, dated July 29, 2008 (5)

10.10	Amendment Agreement between the Company and certain investors, dated November 3, 2008 (6)

10.11	Settlement Agreement, dated December 29, 2009 (7)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to Form SB-2 filed on January 6, 2006.
(2)	Incorporated by reference to Form 8K/A filed on August 8, 2007.
(3)	Incorporated by reference to Form 8K filed on February 28, 2008.
(4)	Incorporated by reference to Form 8K filed on March 11, 2008.
(5)	Incorporated by reference to Form 8K filed on July 31, 2008.
(6)	Incorporated by reference to Form 8K filed on November 5, 2008.
(7)	Incorporated by reference to the Form 8-K filed on January 4, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANGZHOU GLOBAL TELECOM, INC.

Date: April 15, 2010	By:	/s/ Li, Yankuan
Li, Yankuan
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Yankuan	President, Chief Executive Officer, Chief Financial Officer and Director	April 15, 2010
Li Yankuan