Form 10-Q
period 2010-03-31
Guangzhou Global Telecom, Inc.
filed 2010-05-20
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GUANGZHOU GLOBAL TELECOM, INC.
 (Exact name of registrant as specified in the Charter)

Florida	333-130937	59-3565377
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

c/o CORPORATION SERVICE COMPANY
1201 HAYS STREET
TALLAHASSEE FL 32301-2525 US
 (Address of Principal Executive Offices)

(850) 521-1000
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2010: 149,475,127 shares of common stock.

GUANGZHOU GLOBAL TELECOM, INC.

FORM 10-Q

March 31, 2010

i

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

Guangzhou Global Telecom, Inc.

Audited Consolidated Financial Statements

March 31, 2010 and December 31, 2009

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 – 3

Consolidated Statements of Operation	4 – 5

Consolidated Statements of Changes in Stockholders’ Equity	6

Consolidated Statements of Cash Flows	7 – 8

Notes to Consolidated Financial Statements	9 – 22

ii

To:           The Board of Directors and Stockholders of
 Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of March 31 2010 and December 31, 2009, and the related consolidated statements of operation, stockholders' equity, and cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred substantial losses, and maybe unable to settle value added taxes payable to the PRC government and past due balances owed to the holders of the Company’s debentures; the foregoing conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result as an outcome of this uncertainty.

South San Francisco, California	Samuel H. Wong & Co., LLP
May 10, 2010	Certified Public Accountants

Guangzhou Global Telecom, Inc.
Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

ASSETS		3/31/2010	(Audited) 12/31/2009
	Note
Current Assets
Cash and cash equivalents		$1,310,298	$377,591
Other receivable	4	521,174	1,418,759
Due from shareholders	5	52,324	-
Purchase deposits	6	664,446	1,525,935
Inventories		505,853	799,480
Total Current Assets		3,054,095	4,121,765

Non-Current Assets
Property, plant & equipment, net	7	74,877	520,149
Other non-current assets		63,000	63,000
Total Non-Current Assets		137,877	583,149

TOTAL ASSETS		$3,191,972	$4,704,914

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Taxes payable		$671,177	$684,043
VAT payable	8	1,400,157	1,399,932
Due to shareholders	5	-	59,490
Accrued liabilities and other payable		338,939	347,268
Convertible debenture - current portion	10	2,866,323	2,866,323
Total Current Liabilities		5,276,596	5,357,056

Non-Current Liabilities
Convertible debenture - non-current portion	10	-	-
Total Non-Current Liabilities		-	-

TOTAL LIABILITIES		$5,276,596	$5,357,056

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	3/31/2010	(Audited)12/31/2009
STOCKHOLDERS' EQUITY

Common Stock US$0.01 par value; 1,000,000,000
Shares authorized, 149,475,127 shares
issued and outstanding as of both March 31,
2010 and December 31, 2009	$1,494,751	$1,494,751
Additional paid in capital	1,409,399	1,409,399
Other comprehensive income	76,796	38,758
Retained earnings	(5,282,402)	(3,816,247)
Non-controlling interest	216,832	221,197

TOTAL STOCKHOLDERS' EQUITY	(2,084,624)	(652,142)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,191,972	$4,704,914

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Operation
For the three-month periods ended March 31, 2010 and 2009
 (Stated in US Dollars)

	Note	3/31/2010	3/31/2009
Sales		$9,421,121	$11,022,375
Cost of sales		9,123,562	10,846,879
Gross profit		297,559	175,496

Operating expense
Selling expenses		-	46,031
Administrative and general expenses		1,286,144	871,235
Total operating expense		1,286,144	917,266

Operating loss		(988,585)	(741,770)

Other income/(expense)
Other income		35,889	33,022
Interest income		3	10
Other expenses		(310,043)	(21)
Interest expenses		(2)	(171)
Total other income/(expense)		(274,153)	32,840

Loss from continued operation		(1,262,738)	(708,930)
Income tax		(591)	(4,196)
Loss from discontinued operation, net of tax	12	(207,191)	-
Net loss		(1,470,520)	(713,126)

Net income/(loss) attributable to:
Common stockholders		$(1,466,155)	$(756,446)
Non-controlling interest		4,365	(43,320)

Earnings Per Share
Basic		$(0.01)	$(0.01)
Diluted		$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic		149,475,127	76,922,404
Diluted		149,475,127	76,922,404

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Operation
For the three-month periods ended March 31, 2010 and 2009
 (Stated in US Dollars)

	Accumulated Comprehensive Income
Comprehensive Income	3/31/2010	3/31/2009	Total
Net loss	$(1,466,155)	$(756,446)	$(2,222,601)
Other comprehensive income
Foreign currency translation adjustment	38,038	102,058	140,096
	$(1,428,117)	$(654,388)	$(2,082,505)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the three-month period ended March 31, 2010 and the year ended December 31, 2009
(Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid in	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance, January 1, 2009	74,839,071	$748,391	$1,439,607	$(202,845)	$(925,398)	$775,507	$1,835,262
Conversion of convertible debenture to common stock	60,086,056	600,860	(8,333)	-	-	-	592,527
Issuance of common stock to acquire BJ Lihe	-	-	-	-	-	-	-
Issuance of common stock to acquire Renwoxing	-	-	-	-	-	-	-
Issuance of common stock in relation to management compensation	14,550,000	145,500	(21,875)	-	-	-	123,625
Net Income/(Loss)	-	-	-	-	(2,890,849)	-	(2,890,849)
Non-controlling Interest	-	-	-	-	-	(554,310)	(554,310)
Foreign Currency Translation	-	-	-	241,603	-	-	241,603
Balance at December 31, 2009	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)

Balance, January 1, 2010	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)
Net Income/(Loss)	-	-	-	-	(1,470,520)	-	(1,470,520)
Appropriations to Non-controlling Interest	-	-	-	-	4,365	(4,365)	-
Foreign Currency Translation	-	-	-	38,038	-	-	38,038
Balance at March 31, 2010	149,475,127	$1,494,751	$1,409,399	$76,796	(5,282,402)	216,832	$(2,084,624)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

	Note	3/31/2010	3/31/2009
Cash Flow from Operating Activities
Cash received from customers		$10,396,573	$11,219,111
Cash paid to suppliers		(8,004,253)	(10,329,698)
Cash paid for selling, general and administrative expenses		(1,460,077)	(917,266)
Cash received/(paid) for other income		31,523	(241,814)
Cash received/(paid) to director		(59,490)	77,771
Interest received		3	9
Interest paid		(2)	(171)
Non-controlling interest		-	(219,088)
Tax paid		(10,267)	1,799
Cash Sourced from/(Used in) Operating Activities		894,010	(409,347)

Cash Flow from Investing Activities
Disposal of property, plant and equipment		659	2,480
Cash Sourced from/(Used in) Investing Activities		659	2,480

Cash Flow from Financing Activities
Issuance of common stock		-	13,000
Repayment of notes		-	(13,000)
Cash Sourced from/(Used in) Financing Activities		-	-

Net Increase/(Decrease) in Cash & Cash Equivalents		894,669	(406,867)

Effect of Foreign Currency Translation		38,038	102,058

Cash & Cash Equivalent at the Beginning of Period		377,591	1,628,134

Cash & Cash Equivalent at the End of Period		$1,310,298	$1,323,325

Sale of property, plant and equipment on account to shareholder	5	$130,191	$-

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

	3/31/2010	3/31/2009

Net loss	$(1,470,520)	$713,126

Adjustments to reconcile net (loss)/income to
net cash provided by cash activities

Minority interest	(4,365)	(219,088)
Depreciation	2,893	16,554
Loss on disposal of property, plant and equipment	311,529	-
Decrease/(increase) in other receivable	897,586	196,737
Decrease/(increase) in purchase deposits	861,488	294,157
Decrease (increase) in due from/to shareholders	18,377	-
Decrease/(increase) in inventories	293,627	206,544
Increase/(decrease) in tax payable	121	390,074
Increase/(decrease) in accrued liabilities and other payable	(8,328)	(197,119)
Increase/(decrease) in VAT payable	225	1,852
Increase/(decrease) in income tax payable	(8,623)	(385,932)
Total of all adjustments	2,364,530	303,779

Net Cash Sourced from (Used in) Operating Activities	$894,010	$409,347)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Guangzhou Global Telecom, Inc. (the “Company”) formerly Avalon Development Enterprise, Inc., was incorporated in the State of Florida, United States’ (an OTCBB Company) on March 29, 1999.

On March 27, 2007, the Company underwent a reverse-merger with Global Telecom Holding Limited (“GTHL”), a British Virgin Islands (BVI) Company incorporated on April 1, 2004 under the British Virgin Islands International Business Companies Act (CAP. 291)) and its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited (“GGT”, established on December 4, 2004 in PRC with a registered and paid-up capital of RMB 3,030,000 (approximate $375,307)) involving an exchange of shares whereby the Company issued an aggregate of 39,817,500 shares of common stock in exchange for all of the issued and outstanding shares of GTHL. In connection with the reverse merger, the Company issued 200,000 shares of common stock to Zenith Capital Management LLC in April 2007 at a price of $2.50 per share.

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

The Company, through its subsidiaries, is principally engaged in the distribution and trading of rechargeable phone cards, cellular phones and accessories within cities in People’s Republic of China (“PRC”).  Customers of the Company embrace wholesalers, retailers, and final users.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of March 31, 2010, detailed identities of the consolidating subsidiaries are as follows:-

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

(d)	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

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

Inventories are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions. The inventories are telecommunication products such as mobile phones, rechargeable phone cards, smart chips, and interactive voice response cards.

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
For the three-month periods ended March 31, 2010 and 2009

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

(k)	Cost of Sales

The Company’s cost of sales is comprised mainly of cost of goods sold and other purchasing and receiving overhead costs.

(l)	Selling Expense

Selling expenses are comprised of outbound freight, salaries for the sales force, client entertainment, commissions, advertising, and travel and lodging expenses.

(m)	General and Administrative Expense

General and administrative expenses include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities.

(n)	Advertising

The Company expenses all advertising costs as incurred.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

(o)	Foreign Currency Translation

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

Exchange Rates	3/31/2010	3/31/2009
Period end RMB : US$ exchange rate	6.8361	6.8456
Average period RMB : US$ exchange rate	6.8360	6.8466

Period end HKD : US$ exchange rate	7.7647	7.7505
Average period HKD : US$ exchange rate	7.7639	7.7548

Period end MOP : US$ exchange rate	8.1418	8.1424
Average period MOP : US$ exchange rate	8.1410	8.1397

Period end SGD : US$ exchange rate	1.3992	1.5207
Average period SGD : US$ exchange rate	1.4034	1.5109

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(p)	Income Taxes

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
For the three-month periods ended March 31, 2010 and 2009

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

Subsidiary	Country of Domicile	Income Tax Rate
GGT, ZGTG and GRT	PRC	25.0%
HTHKN	Hong Kong SAR	16.5%
MGT	Macau SAR	12.0%
GTHL	British Virgin Islands	0.00%
HTS	Singapore	18.0%

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

(q)	Statutory Reserve

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

(r)	Other Comprehensive Income

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

(s)	Recent Accounting Pronouncements

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

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162  the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.   The Company does not believe adoption of this standard will have any material on its consolidated financial position and results of operation.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

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

Other Receivable at March 31 2010 and December 31, 2009 pertains to the Company voluntary extension of credit to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	3/31/2010	12/31/2009
Trade financing to business associates	$889,822	$1,484,325
Allowance for bad debt	(368,648)	(65,566)
Other receivable, net	$521,174	$1,418,759

5.	DUE FROM/(TO) SHAREHOLDERS

The following table presents the balances the Company owed by/(owed to) shareholders.

	3/31/2010	12/31/2009
Due from/(to) shareholders	$52,324	$(59,490)
	$52,324	$(59,490)

Amounts owing from/(to) the Company’s shareholders are non-interest-bearing and payable on demand.  During the three-month period ended March 31, 2010, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd., one of the Company’s wholly owned subsidiaries, sold a property to a shareholder of the Company for $130,191.

6.	PURCHASE DEPOSITS

Purchase deposits consist of advances to suppliers for the purchase of inventories and prepayments for general operating costs as at March 31, 2010 and December 31, 2009.

Type of Account	3/31/2010	12/31/2009
Purchase deposits, gross	$2,328,728	$3,189,948
Allowance for uncollectible amounts	(1,664,282)	(1,664,013)
Purchase deposits, net	$664,446	$1,525,935

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

The Company has advanced $388,405, $787,340 and $488,537 to suppliers Tangxin Technology Co., Ltd., Guangda Commercial Co., Ltd. and Tianhe Tangxie Co., Ltd. respectively for purchase of operating inventories. However, Tianxin Technology Co. filed for bankruptcy, whereas Guangda Commercial Co. Ltd. and Tianhe Tangxie Co. Ltd. have been closed. The Company has fully provided for these uncollectible purchase deposits.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of March 31, 2010 and December 31, 2009: -

3/31/2010
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	$31,428	$21,343	$10,085
Furniture & Fixtures	119,896	68,207	51,689
Motor Vehicles	103,703	103,703	-
Building	20,509	7,406	13,103
Total	$275,536	$200,659	$74,877

12/31/2009
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	$36,557	$21,596	$14,961
Furniture & Fixtures	119,850	66,029	53,821
Motor Vehicles	103,687	103,661	26
Building	492,541	41,200	451,341
Total	$752,635	$232,486	$520,149

The depreciation expenses were $2,893 and $16,554 for the three-month periods ended March 31, 2010 and 2009 respectively.

8.     VALUE ADDED TAX PAYABLE

The Company has been collecting from its customers Value Added Tax (“VAT”), on behalf of the PRC government. The Company was granted by the PRC government to pay the balance due under installments up to the end of 2009. The reason of this special arrangement is that the PRC government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matters. However, the Company has not received the approval notice from the government at March 31, 2010.

9.      LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the periods ended March 31, 2010 and December 31, 2009 amounted to $9,624 and $21,068, respectively. Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $9,436 distributed as:

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

Fiscal Years	Minimum Lease Payments
2010	$3,371
2011	4,495
Total	$7,866

10.   CONVERTIBLE BONDS AND BOND WARRANTS

On July 31, 2007 and January 1, 2008, the Company completed two financing transactions with several investors (the “Subscriber”) issuing $2,000,000 and $1,000,000, respectively, Fixed Rate Convertible Debenture (the “Debenture”) due in 2009 and a stock purchase warrant to purchase an aggregate of 2,090,592 shares of the Company common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that will expire in 2012 (the “Warrants”).

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

On July 31, 2007, the Company also entered into a registration rights agreement with the Subscriber pursuant to which the Company agreed to include the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants in a pre-effective amendment to a registration statement that the Company has on file with the SEC. The Company intends to have the registration statement cover the resale of the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants.

On July 31, 2007 and January 1, 2008, the dates of issuance, the Company determined the fair value of the Debentures to be $2,000,000 and $1,000,000, respectively. The values of the warrants and the beneficial conversion feature as at March 31, 2010 and December 31, 2009 determined under the Black-Scholes valuation method were immaterial. Accordingly, the interest discounts on the warrants and beneficial conversion feature were recorded, and are being amortized by the straight-line method over 5 years and 2 years respectively.

Because of the fact that the Fixed Rate Convertible Debenture contains three separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture (after two rounds)	$3,428,571
(2)	Discount	$428,571
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method.

The Convertible Debentures Payable, net consists of the following: -

	3/31/2010	12/31/2009
Convertible Debenture - Principal and interest
Balance at beginning of period	$2,866,323	$3,428,751
Addition	-	-
Redemption	-	(562,428)
Interest charged for the current period	-	-
Repayment of interest in current period	-	-
Restructure cost	-	-
Restructure of convertible debenture	-	-
Balance at end of period	$2,866,323	$2,866,323

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of period	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of period	$-	$-

Less: Interest Discount – Warrant
Balance as at beginning of period	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of period	$-	$-
Convertible Debenture, net	$2,866,323	$2,866,323

The Convertible Debenture is classified as current and non-current as follows:

	3/31/2010	12/31/2009

Current portion	$2,866,323	$2,866,323
No current portion	-	-
	$2,866,323	$2,866,323

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

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

On December 29, 2009, the Company entered into a Settlement Agreement with Debenture Holders. Pursuant to the Settlement Agreement, the Company would make a total payment of $1,300,000 to the Holders no later than January 21, 2010. The Convertible Debentures would be deemed satisfied and all outstanding Warrants held by the Holders would be cancelled. In addition, the Holders agreed to cancel all of the Company shares held by them at such time as the payment has been made. However, as of May 10, 2010, the Company has not paid the sum of $1,300,000 to the Debenture Holders.

11.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which and 149,475,127 shares have been issued and outstanding as of March 31, 2010 and December 31, 2009 respectively.

The presentation of capitalization as of March 31, 2010 is depicted in the following table:

Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	$130,725	$-	8.75%
Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	26.64%
Zenith Capital Management LLC	200,000	2,000	498,000	0.13%
Li Dongming	80,000	800	61,600	0.05%
Less: Cost of Issuance	-	-	(151,384)	-
Beijing Lihe	1,500,000	15,000	285,000	1.00%
Guangzhou Renwoxing	9,727,769	97,278	194,555	6.51%
Private placement investors	68,027,358	680,273	511,628	45.51%
Management / Insider	17,050,000	170,500	10,000	11.41%
	149,475,127	$1,494,751	$1,409,399	100.00%

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

12.    DISCONTINUED OPERATION

During the three-month period ended March 31, 2010, the Company closed the operation of Zhengzhou Global Telecom Equipment Ltd. (“Zhengzhou Global”), Macau Global Telecom Co. Ltd. (“Macau Global”), and Huantong Telecom Singapore Co. PTE Ltd. (“Huantong Telecom:”).  Their operation results, net of tax effect, are reported in detail as follows:

Financial Position
At March 31, 2010
	Zhengzhou	Macau	Huantong
	Global	Global	Telecom	Total
Assets
Current assets	$515,558	$518,853	$36,689	$1,071,100
Non-current assets	-	-	17,388	17,388
Total assets	515,558	518,853	54,077	1,088,488

Liabilities
Current liabilities	39,080	183,780	229,683	452,543
Non-current liabilities	-	-	-	-
Total liabilities	39,080	183,780	229,683	452,543

Net Assets/(Liabilities)	476,478	335,073	(175,606)	635,945

Total Liabilities & Net Assets	$515,558	$518,853	$54,077	$1,088,488

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2010 and 2009

Results of Operations
For the three-month period
March 31, 2010
	Zhengzhou Global	Macau Global	Huantong Telecom	Total
Sales	-	$311,369	-	$311,369
Cost of Sales	-	283,282	-	283,282
Gross profit (loss)	-	28,087		28,087

Selling expenses	-	-	-	-
General & administrative expenses	-	145,097	93,146	238,243
Total operating expenses	-	145,097	93,146	238,243

Other income	-	-	-	-
Other expense	-	-	-	-
Interest expense	-	-	-	-
Loss before tax	-	(117,010)	(93,146)	(210,156)
Income tax	-	(2,965)	-	(2,965)
Net loss	-	$(114,045)	(93,146)	$(207,191)

13.           GOING CONCERN UNCERTAINTIES

These interim consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2010, the Company has an accumulated deficit of $5,210,239 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

As a result, these interim consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

The following table presents the statement of operations for the three months ended March 31, 2010 as compared to the comparable period of the three months ended March 31, 2009. The discussion following the table is based on these results.

	3/31/2010	3/31/2009
Sales	$9,421,121	$11,022,375
Cost of sales	9,123,562	10,846,879
Gross profit	297,559	175,496
Operating expense
Selling expenses	-	46,031
Administrative and general expenses	1,286,144	871,235
Total operating expense	1,286,144	917,266
Operating loss	(988,585)	(741,769)
Other income/(expense)
Other income	35,889	33,022
Interest income	3	9
Other expenses	(310.043)	(21)
Interest expenses	(2)	(171)
Total other income/(expense)	(274,153)	32,840
Loss from continued operation	(1,262,738)	(708,930)
Income tax	2,374	(4,196)
Loss from discontinued operation, net of tax	(210,156)	-
Net loss	(1,470,520)	(713,126)
Net income/(loss) attributable to:
Common stockholders	$(1,466,155)	$(756,446)
Non-controlling interest	4,365	(43,320)
Earnings Per Share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding
Basic	149,475,127	76,922,404
Diluted	149,475,127	76,922,404

Results of Operation for the three months ended March 31, 2010 compared with three months ended March 31, 2009

Total Revenue

During the three months ended March 31, 2010, we earned $9,421,121 in revenues as compared to $11,022,375 during the same period in 2009, representing a decrease of $1,601,254 or approximately 14.5%.  Beijing Lihe, Wuhan Branch, Beijing Branch, Zhenzhou Branch and Zhenzhou Equipment, the five discontinued operating entities, contributed $4,193,930 revenue during the quarter ended March 31, 2009, while zero during the quarter ended March 31, 2010.  Guangzhou Telecom, and Renwoxing, our major two operating entities, achieved $2,713,383 or 42% increase as compared to the same period of 2009, which is mainly resulted from the recovery from financial crisis.

Gross Profit

The gross profit increased to $297,559 during the three months ended March 31, 2010 from $175,496 in the same period of 2009, representing $122,063 or 69.6% increase.   The gross margin also increased from 1.6% to 3.2%.  The increase both in gross profit and gross margin was mainly due to the lower margin during March 31, 2009, which were resulted from the reasons as follows: (1) financial crisis took effect to the cell phone and calling cards demand in China during the three months ended of March 31, 2009, while the economic recovered gradually since middle of 2009; (2) selling our products at negative margin to close our Wuhan Branch, Beijing Branch and Zhengzhou Branches due to their un-expected performance during the three months ended March 31, 2009.

Expenses

Our selling, general and administrative expenses (“SG&A expenses”) were $1,286,144 during the three months ended March 31, 2010 as compared to $917,266 during the same period of 2009, representing an increase of $368,878 or approximately 40.2%.   The increase in SG&A expenses is mainly due to the special bonus to senior management and the certain lay-off compensation for discontinued operating entities.

Other Expenses

Other expenses during the three months ended March 31, 2010 mainly represent the loss on disposal of property.

Discontinued operations

Discontinued operations represent the operating results for our Singapore subsidiary, Zhengzhou Equipment subsidiary and Macau subsidiary.  Our Singapore subsidiary was not able to start its operation since its inception, so we decided to close it.  Different from Singapore subsidiary, our Zhenzhou Equipment subsidiary and Macau subsidiary generated profit for the Company in the past, even during the financial crisis period.  However, recently, these two subsidiaries were not able to continue to generate profit for the company.  Due to limited capital support, we decided to close these two entities.

Net loss

Net loss recorded $1,470,520 during the three months ended March 31, 2010, as compared to a net loss of $756,446 during the three months ended March 31, 2009.  The increase of net loss is mainly due to increase of selling and general administrative expenses and discontinued operations as explained above.

Liquidity and Capital Resources

Cash provided by operating activities were $894,010 during the three months ended March 31, 2010 as compared to cash used in operating activities of $409,347 for the three months ended March 31, 2008.   Cash provided by operating activities during the three months ended March 31, 2010 was mainly resulted from decrease in current assets, such as other receivables, purchase deposits, inventories of $2,052,701 in total, non-cash expenses of $444,613, by netting off net loss of $1,466,155 and current liabilities of $80,460.  The decrease of current assets is mainly due to that the Company adopted certain measures to take back the cash deposits or other non-workable pre-payments to improve our cashflow pressure.  Cash used in operating activities during the three months ended March 31, 2009 was mainly resulted from net loss of $756,446, decrease in accrued liabilities of $197,119, by netting off decrease in other receivables, purchase deposits, inventory of $697,437 in total.

Cash flows provided by investing activities were $659 for the three months ended March 31, 2010 as compared to $2,480 provided for the three months ended March 31, 2009.   Both cash inflow represents the cash proceeds of disposal of property and equipment.

Cash flows provided by financing activities were $zero during the three months ended 2010 and 2009.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the three months ended March 31, 2010. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162  the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.   The Company does not believe adoption of this standard will have any material on its consolidated financial position and results of operation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANGZHOU GLOBAL TELECOM, INC.

Date: May 20, 2010	By:	/s/ Li YanKuan
Li, Yankuan President, Chief Executive Officer and Chairman of the Board of Directors