Form 10-Q
period 2010-06-30
Guangzhou Global Telecom, Inc.
filed 2010-08-16
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010: 106,162,071 shares of common stock.

GUANGZHOU GLOBAL TELECOM, INC.

FORM 10-Q

June 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

Guangzhou Global Telecom, Inc.

Unaudited Consolidated Financial Statements

June 30, 2010 and December 31, 2009

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

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of June 30, 2010 and December 31, 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the three and six-month periods ended June 30, 2010 and 2009.  These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
July 30, 2010	Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

ASSETS		06/30/2010	12/31/2009
	Note
Current Assets
Cash and Cash Equivalents		$641,892	$377,591
Other Receivable	4	8,812	1,418,759
Purchase Deposits	6	169,751	1,525,935
Inventory		879,554	799,480
Total Current Assets		1,700,009	4,121,765

Non-Current Assets
Property, plant & equipment, net	7	71,791	520,149
Goodwill	2(s)	63,000	63,000
Total Non-Current Assets		134,790	583,149

TOTAL ASSETS		$1,834,800	$4,704,914

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$704,122	$684,043
VAT payable	8	1,405,694	1,399,932
Due to shareholders	5	240,661	59,490
Accrued liabilities and other payable		169,480	347,268
Convertible debenture - current portion	10	2,866,323	2,866,323
Total Current Liabilities		5,386,280	5,357,056

Non-Current Liabilities
Convertible debenture – non-current portion	10	-	-
Total Non-Current Liabilities		-	-

TOTAL LIABILITIES		$5,386,280	$5,357,056

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

		06/30/2010	12/31/2009
STOCKHOLDERS' EQUITY

Common Stock US$0.01 par value; 1,000,000,000 authorized, 106,162,071 and 74,839,071 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	11	$1,475,376	$1,494,751
Additional Paid in capital		1,082,115	1,409,399
Other Comprehensive Income		29,989	38,758
Retained Earnings		(6,532,551)	(3,816,247)
Minority Interest		393,551	221,197

TOTAL STOCKHOLDERS' EQUITY		$(3,551,480)	$(652,142)

TOTAL LIABILITIES AND
STOCKHOLDERS' EUITY		$1,834,800	$4,704,914

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the three and six-month period ended June 30, 2010 and 2009
 (Stated in US Dollars)

		3 Months	6 Months	3 Months	6 Months
		Ended	Ended	Ended	Ended
Revenues	Note	06/30/2010	06/30/2010	06/30/2009	06/30/2009
Sales	2(j)	$9,186,173	$18,607,294	$3,795,931	$14,818,306
Cost of Sales		8,909,339	18,032,901	3,544,287	14,391,166
Gross Profit		276,834	574,393	251,644	427,140

Operating Expenses
Selling Expenses		-	-	(7,694)	38,337
General and Administrative Expenses	13	1,474,823	2,760,968	138,411	1,009,646
Total Operating Expense		1,474,823	2,760,968	130,717	1,047,983

Operating Income/(Loss)		(1,197,989)	(2,186,575)	120,927	(620,843)

Other Income & Expenses
Interest Income		2	5	11	20
Other Income		32,346	68,235	(31,675)	1,347
Interest Expenses		(20,487)	(20,489)	145	(26)
Other Expenses		(116)	(310,159)	(456)	(477)
Total other income/(expense)		11,745	(262,408)	(31,975)	864

Income/(Loss) before taxation		(1,186,244)	(2,448,983)	88,952	(619,979)
Income tax	2(p)	30,918	28,544	6,968	11,164
Discontinued operation, net of tax	12	-	210,156	160,081	160,081
Net Income/(Loss) attributable to:
Parent		(1,217,162)	(2,687,683)	(78,098)	(791,224)
Non-controlling interest		(32,985)	(28,621)	(9,944)	(53,264)
		$(1,250,147)	$(2,716,304)	$(88,042)	$(844,488)
Earnings Per Share
Basic		(0.0084)	(0.0182)	(0.0010)	(0.0105)
Diluted		(0.0084)	(0.0182)	(0.0010)	(0.0105)
Weighted Average Shares Outstanding
Basic		148,251,263	148,870,071	85,590,335	80,520,646
Diluted		148,251,263	148,870,071	85,590,335	80,520,646

Comprehensive Income
Net Income(Loss)		$(2,716,304)	$(844,488)	$(3,560,792)

Other Comprehensive Income		(8,769)	532,896	524,127
Foreign Currency Translation Adjustment		$(2,725,073)	$(311,592)	$(3,036,665)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the six-month period ended June 30, 2010 and the year ended December 31, 2009
(Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid in	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance, January 1, 2009	74,839,071	$748,391	$1,439.607	$(202,845)	$(925,398)	$775,507	$1,835,262
Conversion of convertible debenture to common stock	60,086,056	600,860	(8,333)	-	-	-	592,527
Issuance of common stock in relation to management compensation	14,550,000	145,500	(21,875)	-	-	-	123,625
Net Income/(Loss)	-	-	-	-	(2,890,849)	-	(2,890,849)
Non-controlling Interest	-	-	-	-	-	(554,310)	(554,310)
Foreign Currency Translation	-	-	-	241,603	-	-	241,603
Balance at December 31, 2009	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)

Balance, January 1, 2010	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)
Redemption of common stock	(3,650,000)	(19,375)	(327,244)	-	-	-	(346,619)
Net Income/(Loss)	-	-	-	-	(2,716,304)	-	(2,716,304)
Non-controlling Interest	-	-	-	-	-	172,354	172,354
Foreign Currency Translation	-	-	-	(8,769)	-	-	(8,769)
Balance at June 30, 2010	145,825,127	$1,475,376	$1,082,155	$29,989	$(6,532,551)	$393,551	$(3,551,480)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flows
For the three and six-month periods ended June 30, 2010 and 2009
(Stated in US Dollars)

	3 Months	6 Months	3 Months	6 Months
	Ended	Ended	Ended	Ended
Cash Flow from Operating Activities	06/30/2010	06/30/2010	06/30/2009	06/30/2009
Cash Received from Customers	$9,620,668	$20,017,240	$6,227,107	$17,446,218
Cash Paid to Suppliers	(8,784,279)	(16,788,532)	(5,788,400)	(16,118,098)
Cash Paid for Selling and G&A expenses	(1,056,567)	(2,516,644)	(130,717)	(1,047,983)
Cash Received from Other Income	(101,167)	(69,644)	63,041	1,391
Cash Paid to Director	240,661	181,171	(77,771)	-
Cash Paid for Other Expense	(343,159)	(346,159)	179,687	(477)
Interest Received	2	5	11	20
Interest Paid	(20,487)	(20,489)	136	(35)
Minority Interest	143,733	143,733	(404,854)	(623,942)
Tax Paid	7,565	(2,702)	(437,168)	(435,369)
Cash Sourced from/(Used in) Operating Activities	(296,030)	597,980	(368,928)	(778,275)

Cash Flow from Investing Activities
Sale of Property, Plant And Equipment	21,050	21,709	10,998	13,478
Sale of Intangible Assets	-	-	40,508	40,508
Cash Sourced from/(Used in) Investing Activities	21,050	21,709	51,596	53,986

Cash Flow from Financing Activities
Issuance of Common Stock	-	-	360,917	373,917
Repayment of Notes	-	-	(341,092)	(354,092)
Redemption of Common Stock	(346,619)	(346,619)	-	-
Cash Sourced from/(Used in) Financing Activities	(346,619)	(346,619)	19,825	19,825

Net Increase/(Decrease) in Cash & Cash Equivalents	$(621,599)	$273,070	$(297,597)	$(704,464)

Effect of Currency Translation	(46,807)	(8,769)	430,838	532,896

Cash & Cash Equivalent at the Beginning of Period	1,320,298	377,591	1,323,325	1,628,134

Cash & Cash Equivalent at the End of Period	$642,892	$641,892	$1,456,566	$1,456,566

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three and six-month periods ended June 30, 2010 and 2009
(Stated in US Dollars)

	3 Months	6 Months	3 Months	6 Months
	Ended	Ended	Ended	Ended
	06/30/2010	06/30/2010	06/30/2009	06/30/2009

Net income/(loss)	$(1,250,147)	$(2,716,304)	$(88,042)	$(844,488)

Adjustments to reconcile net income/(loss) to
net cash provided by cash activities

Minority interest	176,719	172,354	(394,910)	(570,678)
Depreciation	2,099	4,992	15,073	31,627
Loss on disposal of property, plant and equipment	110,124	421,655	-	-
Decrease/(Increase) in Other Receivable	512,361	1,409,946	(142,666)	54,071
Decrease/(Increase) in Purchase Deposits	494,696	1,356,184	(294,157)	-
Decrease/(Increase) in Related Party Receivable	-	-	(387)	(387)
Decrease/(Increase) in Inventory	(373,700)	(80,073)	329,606	536,150
Decrease/(Increase) in Advance to Suppliers	-	-	94,068	94,068
Increase/(Decrease) in Tax Payable	32,947	33,068	(33)	390,041
Increase/(Decrease) in Accrued Liabilities and Other Payable	(169,460)	(177,788)	150,729	(46,390)
Increase/(Decrease) in VAT Payable	5,537	5,762	65	1,917
Increase/(Decrease) in Due to Shareholders	162,794	181,171	(44,697)	(44,698)
Increase/(Decrease) in Income Tax Payable	-	(12,988)	6,423	(379,508)

Total of All Adjustments	$954,117	$3,314,284	$(280,886)	$66,213

Net Cash Provided by (Used in)/Sourced from Operating Activities	$(296,030)	$597,980	$(368,928)	$(778,275)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2010 and 2009

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Guangzhou Global Telecom, Inc. (the “Company”) formerly Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

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
For the three and six-month periods ended June 30, 2010 and 2009

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
For the three and six-month periods ended June 30, 2010 and 2009

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
For the three and six-month periods ended June 30, 2010 and 2009

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

(k)	Cost of Sales

The Company’s cost of sales is comprised mainly of cost of goods sold.

(l)	Selling Expense

Selling expenses are comprised of salaries for the sales force, client entertainment, commissions, advertising, and travel and lodging expenses.

(m)	General & Administrative Expense

General and administrative expenses include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2010 and 2009

(n)	Advertising

The Company expensed all advertising costs as incurred.

(o)	Foreign Currency Translation

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

Exchange Rates	06/30/10	12/31/09	06/30/09
Period end RMB : US$ exchange rate	6.8086	6.8372	6.8448
Average period RMB : US$ exchange rate	6.8335	6.8409	6.8432

Period end HKD : US$ exchange rate	7.7847	7.7551	7.7504
Average period HKD : US$ exchange rate	7.7794	7.7522	7.7530

Period end MOP : US$ exchange rate	8.1844	8.1439	8.1230
Average period MOP : US$ exchange rate	8.1779	8.1303	8.1382

Period end SGD : US$ exchange rate	1.3987	1.4054	1.4543
Average period SGD : US$ exchange rate	1.3920	1.4545	1.4922

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(p)	Income Taxes

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2010 and 2009

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

•
Since Guangzhou Global Telecom, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the period ended June 30, 2010.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2010 and 2009

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
For the three and six-month periods ended June 30, 2010 and 2009

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
For the three and six-month periods ended June 30, 2010 and 2009

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

Other receivable at June 30, 2010 and December 31, 2009 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest.

Type of Account	06/30/2010	12/31/2009
Trade financing to business associates	$376,786	$1,484,325
Allowance for bad debt	(367,974)	(65,566)
Other receivable, net	$8,812	$1,418,759

5.	DUE TO SHAREHOLDERS

The following table presents the balances the Company owed to shareholders.

	06/30/2010	12/31/2009
Due to shareholders	$(240,661)	$(59,490)
	$(240,661)	$(54,490)

Amounts owing to the Company’s shareholders are non-interest-bearing and payable on demand.  During the six-month period ended June 30, 2010, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd., one of the Company’s wholly owned subsidiaries, sold a property to a shareholder of the Company for $130,191.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2010 and 2009

6.	PURCHASE DEPOSITS

Purchase deposits consist of advances to suppliers for the purchase of inventories and prepayments for general operating costs as at June 30, 2010 and December 31, 2009.

Type of Account	6/30/2010	12/31/2009
Purchase deposits, gross	$1,840,755	$3,189,948
Allowance for uncollectible amounts	(1,671,004)	(1,664,013)
Purchase deposits, net	$169,751	$1,525,935

The Company has advanced $386,165, $785,100 and $499,739 to suppliers Tangxin Technology Co., Ltd., Guangda Commercial Co., Ltd. and Tianhe Tangxie Co., Ltd. respectively for purchase of operating inventories. However, Tianxin Technology Co. filed for bankruptcy, whereas Guangda Commercial Co. Ltd. and Tianhe Tangxie Co. Ltd. have been closed. The Company has fully provided for these uncollectible purchase deposits.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of June 30, 2010 and December 31, 2009:

06/30/2010
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	$30,615	$18,414	$12,201
Furniture & Fixtures	118,924	72,442	46,482
Motor Vehicles	-	-	-
Building	20,516	7,408	13,109
Total	$170,056	$182,148	$71,791

12/31/2009
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	$36,557	$21,596	$14,961
Furniture & Fixtures	119,850	66,029	53,821
Motor Vehicles	103,687	103,661	26
Building	492,541	41,200	451,341
Total	$752,635	$232,486	$520,149

The depreciation expenses were $4,992 and $16,554 for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2010 and 2009

8.   VALUE ADDED TAX PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at June 30, 2009.  Thus, the VAT payable as of June 30, 2010 included the past due VAT possibly to be waived.

9.   LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the period ended June 30, 2010 and year ended December 31, 2009 amounted to $ and $21,068, respectively.  Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $ distributed as:

Fiscal Year	Minimum Lease Payments
2010	$2,246
2011	4,493
Total	$6,739

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
For the three and six-month periods ended June 30, 2010 and 2009

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

(1)	Convertible Debenture (after two rounds)	$3,428,571
(2)	Discount	$428,571
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method.

The Convertible Debentures Payable, net consisted of the following: -

	06/30/2010	12/31/2009
Convertible Debenture - Principal and interest
Balance as at beginning of period	$2,866,323	$3,428,751
Addition	-	-
Redemption	-	(562,428)
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Restructure cost	-	-
Balance as at end of year	2,866,323	2,866,323

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-

Less: Interest Discount – Warrant
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-
Convertible Debenture, net	$2,866,323	$2,866,323

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2010 and 2009

The Convertible Debenture was classified as current and non-current as follows:

	06/30/2010	12/31/2009

Current portion	$2,866,323	$2,866,323
Non - current Portion	-	-
	$2,866,323	$2,866,323

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

On December 29, 2009, the Company entered into a Settlement Agreement with the Holders. Pursuant to the Settlement Agreement, the Company would make a total payment of $1,300,000 to the Holders no later than January 21, 2010. The Convertible Debentures would be deemed satisfied and all outstanding Warrants held by the Holders would be cancelled. In addition, the Holders agreed to cancel all of the Company shares held by them at such time as the payment has been made. However, as of July 30, 2010, the Company has not paid the sum of $1,300,000 to the Holders.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2010 and 2009

In May 2010, the Holders commenced an action against the Company in the Supreme Court of the State of New York in order to recover the outstanding amount of $1,300,000 under the Settlement Agreement.  The outcome and estimated loss from this lawsuit cannot be determined at this time.

11. COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 106,162,071 and 74,839,071 shares have been issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.

The presentation of recapitalization as of June 30, 2009 is depicted in the following table:

Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	130,725	-	8.96%
Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	27.30%
Zenith Capital Management LLC	200,000	2,000	498,000	0.14%
Li Dongming	80,000	800	61,600	0.05%
Less: Cost of Issue	-	-	(151,384)	-
Beijing Lihe	1,500,000	15,000	285,000	1.03%
Guangzhou Renwoxing	9,727,769	97,278	194,555	6.67%
Private placement investors	65,777,358	680,273	194,384	45.11%
Management / Insider	15,650,000	151,125	-	10.74%
	145,825,127	1,475,376	1,082,155	100.00%

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the three and six-month periods ended June 30, 2010 and 2009
12.  DISCONTINUED OPERATIONS

During the six-month period ended June 30, 2010, the Company closed the operation of Zhengzhou Global Telecom Equipment Ltd. (“Zhengzhou Global”), Macau Global Telecom Co. Ltd. (“Macau Global”), and Huantong Telecom Singapore Co. PTE Ltd. (“Huantong Telecom:”).  Their operation results, net of tax effect, are reported in detail as follows:

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
For the three and six-month periods ended June 30, 2010 and 2009

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

13.  BONUS EXPENSE

Included in general and administrative expenses are $1,339,233 of bonus expenses paid to employees for the six-month period ended June 30, 2010.

14.  GOING CONCERN UNCERTAINTIES

These interim consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2010, the Company has an accumulated deficit of $6,532,551 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARE TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

The following table presents the statement of operations for the three and six months ended June 30, 2010 as compared to the comparable period of the three and six months ended June 30, 2009. The discussion following the table is based on these results.

		3 Months	6 Months	3 Months	6 Months
		Ended	Ended	Ended	Ended
Revenues	Note	06/30/2010	06/30/2010	06/30/2009	06/30/2009
Sales	2(j)	$9,186,173	$18,607,294	$3,795,931	$14,818,306
Cost of Sales		8,909,339	18,032,901	3,544,287	14,391,166
Gross Profit		276,834	574,393	251,644	427,140

Operating Expenses
Selling Expenses		-	-	(7,694)	38,337
General and Administrative Expenses	13	1,474,823	2,760,968	138,411	1,009,646
Total Operating Expense		1,474,823	2,760,968	130,717	1,047,983

Operating Income/(Loss)		(1,197,989)	(2,186,575)	120,927	(620,843)

Other Income & Expenses
Interest Income		2	5	11	20
Other Income		32,346	68,235	(31,675)	1,347
Interest Expenses		(20,487)	(20,489)	145	(26)
Other Expenses		(116)	(310,159)	(456)	(477)
Total other income/(expense)		11,745	(262,408)	(31,975)	864

Income/(Loss) before taxation		(1,186,244)	(2,448,983)	88,952	(619,979)
Income tax	2(p)	30,918	28,544	6,968	11,164
Discontinued operation, net of tax	12	-	210,156	160,081	160,081
Net Income/(Loss) attributable to:
Parent		(1,217,162)	(2,687,683)	(78,098)	(791,224)
Non-controlling interest		(32,985)	(28,621)	(9,944)	(53,264)
		$(1,250,147)	$(2,716,304)	$(88,042)	$(844,488)
Earnings Per Share
Basic		(0.0084)	(0.0182)	(0.0010)	(0.0105)
Diluted		(0.0084)	(0.0182)	(0.0010)	(0.0105)
Weighted Average Shares Outstanding
Basic		148,251,263	148,870,071	85,590,335	80,520,646
Diluted		148,251,263	148,870,071	85,590,335	80,520,646

Comprehensive Income
Net Income(Loss)		$(2,716,304)	$(844,488)	$(3,560,792)

Other Comprehensive Income		(8,769)	532,896	524,127
Foreign Currency Translation Adjustment		$(2,725,073)	$(311,592)	$(3,036,665)

Results of Operation for the three months ended June 30, 2010 compared with three months ended June 30, 2009

Total Revenue

During the three months ended June 30, 2010, we earned $9,186,173 in revenues as compared to $3,795,931 during the same period in 2009, representing an increase of $5,390,242 or approximately 142%.  The lower sales amount during the three months ended June 30, 2009, is mainly resulted from the effect of financial crisis on our business.

Gross Profit

The gross profit increased to $276,834 during the three months ended June 30, 2010 from $251,644 in the same period of 2009, representing $25,190 or 10% increase.   However, the gross margin decreased from 6.6% to 3%.  The increase in gross profit is mainly due to the increase revenue as explained above.  While, the decrease of gross margin is mainly resulted from more extensive competition in this business sector.

Expenses

Our selling, general and administrative expenses (“SG&A expenses”) were $1,474,823 during the three months ended June 30, 2010 as compared to $130,717 during the same period of 2009, representing an increase of $1,344,106.   The significant increase in SG&A expenses are generally resulted from following reasons: 1) laid-off expenses and special bonus for Macau Branch at $506,770; 2) special bonus in Guangzhou Branch amounted to $346,041; 3) more consulting fee to settle outstanding debt issue.

Discontinued operations

Discontinued operation during the period ended June 30, 2009 represent the operation result of our 3 branches in mainland and Beijing Lihe, our subsidiary.

Non-controlling interest

Non-controlling interest were -$32,986 during the three months ended June 30, 2010, which resulted from the non-controlling interest generated from Renwoxing, our 51% owned subsidiary. The non-controlling interest during the three months ended March 31, 2009 also represent the non-controlling interest generated from Renwoxing.

Net loss

Net loss recorded $1,250,147 during the three months ended June 30, 2009, as compared to a net loss of $88,042 during the three months ended June 30, 2009.  The increase of net loss is mainly due to decrease of gross profit as explained above.

Results of Operation for the six months ended June 30, 2010 compared with six months ended June 30, 2009

Total Revenue

During the six months ended June 30, 2010, we earned $18,607,294 in revenues as compared to $14,818,306 during the same period in 2009, representing an increase of $3,788,988 or approximately 25%.  The increase of sales is mainly resulted from the lower sales amount during the six months ended June 30, 2009, which is mainly resulted from the effect of financial crisis on our business.

Gross Profit

The gross profit increased to $574,393 during the six months ended June 30, 2009 from $427,140 in the same period of 2008, representing $147,253 or 34% increase.   The gross profit increase is mainly resulted from increase of sales.  The margin keeps at 3% for both periods.

Expenses

Our selling, general and administrative expenses (“SG&A expenses”) were $2,760,968 during the six months ended June 30, 2010 as compared to $1,047,983 during the same period of 2009, representing a decrease of $1,712,985 or approximately 63%.   The increase in SG&A expenses are generally resulted from the special bonus or compensation for laid-off employees.

Other income/expenses

Other expenses were $262,408, which is mainly consist of loss on disposal of fixed assets of $310,159, during the six months ended June 30, 2010 as compared to other expenses-net of $864 during the same period of 2009.

Discontinued operations

During the six months ended June 30, 2010, dis-continued operations represent the operating results for our Singapore subsidiary, Zhengzhou Equipment subsidiary and Macau subsidiary.  Our Singapore subsidiary was not able to start its operation since its inception, so we decided to close it.  Different from Singapore subsidiary, our Zhenzhou Equipment subsidiary and Macau subsidiary generated profit for the Company in the past, even during the financial crisis period.  However, recently, these two subsidiaries were not able to continue to generate profit for the company.  Due to limited capital support, we decided to close these two entities.

During the same period of 2009, we decided to close 3 branches in mainland China and sell 50% equity interest to former Beijing Lihe’s owner to keep our profitability.  These 4 entities resulted $160,081 loss in total during the 6 months ended June 30, 2009.

Non-controlling interest

Non-controlling interest were -$28,621 during the six months ended June 30, 2010, which resulted from the non-controlling interest generated from Renwoxing, our 51% owned subsidiary. The non-controlling interest during the six months ended June 30, 2009 was $53,264, which represents the non-controlling interest generated from Renwoxing.

Net loss

Net loss recorded $2,716,304 during the six months ended June 30, 2009, as compared to a net loss of $844,488 during the six months ended June 30, 2009.  The increase of net loss is mainly due to increase of G&A expenses as explained above.

Liquidity and Capital Resources

Cash provided by operating activities were $143,499 during the six months ended June 30, 2009 as compared to cash used in operating activities were $778,275 for the six months ended June 30, 2009.   Cash provided by operating activities during the six months ended June 30, 2010 was mainly resulted from decrease of other receivable and purchase deposits, which are $1,409,946 and $1,356,184 respectively, by offset the operating loss of $2,716,304.  The increase our other working capital are generally off-set each other.  Cash used in operating activities during the six months ended June 30, 2009 was mainly resulted from net loss of $844,488, change of minority interest of $570,678, by netting off decrease in inventory of $536,150.

Cash flows provided by investing activities were $476,191 for the six months ended June 30, 2009 as compared to cash provided by investing activities were $53,986 for the six months ended June 30, 2009.   Cash provided by investing activities during the six months ended June 30, 2010 mainly resulted from proceeds of disposal of properties or equipment.  Cash provided by investing activities during the same period of 2009 represent the cash proceeds from sale of property and equipment and other intangible assets. We did not incur any investment cash outflow is due to the bad market status.

Cash flows used in financing activities were $346,619 during the six months ended June 30, 2010 compared to cash provided by financing activities were $19,825 during the six months ended June 30, 2009.   Cash used in financing activities during the six months ended June 30, 2010 represent the redemption of common stock.  Cash provided by the financing activities during the same period of 2009 mainly consisted of issuance of stock to redeem convertible debt.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the three months ended June 30, 2010. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

GUANGZHOU GLOBAL TELECOM, INC.

Date: August 16, 2010	By:	/s/ Li YanKuan
Li, Yankuan President, Chief Executive Officer and Chairman of the Board of Directors