Form 10-Q
period 2010-09-30
Guangzhou Global Telecom, Inc.
filed 2010-11-16
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010: 149,475,127 shares of common stock.

GUANGZHOU GLOBAL TELECOM, INC.

FORM 10-Q

September 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

Guangzhou Global Telecom, Inc.

Unaudited Consolidated Financial Statements

September 30, 2010 and December 31, 2009

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

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of September 30, 2010 and December 31, 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the three and nine-month periods ended September 30, 2010 and 2009.  These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
October 18, 2010	Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

ASSETS		09/30/2010	12/31/2009
	Note
Current Assets
Cash and Cash Equivalents		$125,384	$377,591
Other Receivable	4	943,551	1,418,759
Purchase Deposits	6	-	1,525,935
Inventory		1,228,933	799,480
Total Current Assets		2,297,868	4,121,765

Non-Current Assets
Property, plant & equipment, net	7	70,337	520,149
Goodwill		63,000	63,000
Total Non-Current Assets		133,337	583,149

TOTAL ASSETS		$2,431,205	$4,704,914

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$730,785	$684,043
VAT payable	8	1,429,004	1,399,932
Due to shareholders	5	110,725	59,490
Accrued liabilities and other payable		179,621	347,268
Convertible debenture - current portion	10	2,866,323	2,866,323
Total Current Liabilities		5,316,458	5,357,056

TOTAL LIABILITIES		$5,316,458	$5,357,056

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

		09/30/2010	12/31/2009
STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized, 149,475,127 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	11	$1,494,751	$1,494,751
Additional Paid in capital		1,409,399	1,409,399
Other Comprehensive Income		64,773	38,758
Retained Earnings		(6,333,742)	(3,816,247)
Minority Interest		479,566	221,197

TOTAL STOCKHOLDERS' EQUITY		$(2,885,253)	$(652,142)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		$2,431,205	$4,704,914

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the three and nine-month period ended September 30, 2010 and 2009
 (Stated in US Dollars)

		3 Months	9 Months	3 Months	9 Months
		Ended	Ended	Ended	Ended
Revenues	Note	09/30/2010	09/30/2010	09/30/2009	09/30/2009
Sales		$9,182,620	$27,789,914	$6,395,457	$21,213,763
Cost of Sales		8,909,275	26,942,175	5,930,063	20,321,229
Gross Profit		273,345	847,739	465,394	892,534

Operating Expenses
Selling Expenses		-	-	2,872	41,209
General and Administrative Expenses	13	107,301	2,868,269	194,490	1,204,136
Total Operating Expense		107,301	2,868,269	197,362	1,245,345

Operating Income/(Loss)		166,044	(2,020,530)	268,032	(352,811)

Other Income & Expenses
Interest Income		2	7	2	22
Other Income		56,542	124,777	154	1,501
Interest Expenses		(51)	(20,540)	24	(2)
Other Expenses		(776)	(310,935)	(328,627)	(329,104)
Total other income/(expense)		55,717	(206,691)	(328,447)	(327,583)

Income/(Loss) before taxation		221,761	(2,227,221)	(60,415)	(680,394)
Income tax		(15,328)	(43,872)	(3,679)	(14,843)
Discontinued operation, net of tax	12	-	(210,156)	(24,944)	(185,025)
Net Income/(Loss) attributable to:
Parent		206,433	(2,481,249)	(89,038)	(880,262)
Non-controlling interest		(7,626)	(36,246)	9,090	(44,174)
		198,807	(2,517,495)	$(79,948)	$(924,436)
Earnings Per Share
Basic		0.00	(0.02)	$(0.00)	$(0.01)
Diluted		0.00	(0.02)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding
Basic		149,475,127	149,475,127	115,309,886	92,244,492
Diluted		149,475,127	149,475,127	115,309,886	92,244,492

	Accumulated Comprehensive Income
Comprehensive Income	09/30/2010	09/30/2009	Total
Net Income(Loss)	$(2,517,495)	$(924,436)	$(3,441,931)
Foreign Currency Translation Adjustment	26,015	481,081	507,096
	$(2,491,480)	$(443,355)	$(2,934,835)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the nine-month period ended September 30, 2010 and the year ended December 31, 2009
(Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid in	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance, January 1, 2009	74,839,071	$748,391	$1,439,607	$(202,845)	$(925,398)	$775,507	$1,835,262
Conversion of convertible debenture to common stock	60,086,056	600,860	(8,333)	-	-	-	592,527
Issuance of common stock in relation to management compensation	14,550,000	145,500	(21,875)	-	-	-	123,625
Net Income/(Loss)	-	-	-	-	(2,890,849)	-	(2,890,849)
Non-controlling Interest	-	-	-	-	-	(554,310)	(554,310)
Foreign Currency Translation	-	-	-	241,603	-	-	241,603
Balance at December 31, 2009	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)

Balance, January 1, 2010	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)
Net Income/(Loss)	-	-	-	-	(2,517,495)	-	(2,517,495)
Non-controlling Interest	-	-	-	-	-	258,369	258,369
Foreign Currency Translation	-	-	-	26,015	-	-	26,015
Balance at September 30, 2010	149,475,127	$1,494,751	$1,409,399	$64,773	$(6,333,742)	$479,566	$(2,885,253)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Cash Flows
For the three- and nine-month periods ended September 30, 2010 and 2009
(Stated in US Dollars)
	3 Months	9 Months	3 Months	9 Months
	Ended	Ended	Ended	Ended
Cash Flow from Operating Activities	09/30/2010	09/30/2010	09/30/2009	09/30/2009
Cash Received from Customers	$8,247,882	$28,265,122	$7,696,508	$25,142,726
Cash Paid to Suppliers	(8,734,896)	(25,870,046)	(7,116,820)	(23,234,918)
Cash Paid for Selling and G&A expenses	(113,309)	(2,629,953)	(328,466)	(1,376,449)
Cash Received from Other Income	58,759	(10,885)	196	1,587
Cash Paid to Director	(129,936)	51,235	-	-
Cash Paid for Other Expense	7,224	(338,935)	477	-
Payments for Deposits	-	-	(49,986)	(49,986)
Interest Received	2	7	2	22
Interest Paid	(51)	(20,540)	15	(20)
Minority Interest	78,390	222,123	25,274	(598,668)
Tax Paid	34,644	31,942	(7,950)	(443,319)
Cash Sourced from/(Used in) Operating Activities	(551,291)	(299,930)	219,250	(559,025)

Cash Flow from Investing Activities
Sale of Equipment	-	21,708	5,739	19,217
Sale of Intangible Assets	-	-	-	40,508
Cash Sourced from/(Used in) Investing Activities		21,708	5,739	59,725

Cash Flow from Financing Activities
Issuance of Common Stock	-	-	212,136	586,053
Repayment of Notes	-	-	(154,736)	(508,828)

Cash Sourced from/(Used in) Financing Activities	-	-	57,400	77,225

Net Increase/(Decrease) in Cash & Cash Equivalents	$(551,291)	$(278,222)	$(282,389)	$(422,075)

Effect of Currency Translation	34,784	26,015	(51,815)	481,081

Cash & Cash Equivalent at the Beginning of Period	641,891	377,591	1,456,566	1,628,134

Cash & Cash Equivalent at the End of Period	$125,384	$125,384	$1,687,140	$1,687,140

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Reconciliation of Net Income to Cash Flow Used in Operating Activities
For the three and nine-month periods ended September 30, 2010 and 2009
(Stated in US Dollars)

	3 Months	9 Months	3 Months	9 Months
	Ended	Ended	Ended	Ended
	09/30/2010	09/30/2010	09/30/2009	09/30/2009

Net income/(loss)	$198,807	$(2,517,495)	$(79,948)	$(924,436)

Adjustments to reconcile net income/(loss) to
net cash provided by cash activities

Minority interest	86,015	258,369	16,183	(554,495)
Depreciation	1,457	8,427	11,765	43,392
Loss on disposal of property, plant and equipment	-	419,676	-	-
Decrease/(Increase) in Other Receivable	(588,119)	475,208	354,617	408,688
Decrease/(Increase) in Deposits	169,751	1,525,935	(49,986)	(49,986)
Decrease/(Increase) in Related Party Receivable	-	-	(14,625)	(15,012)
Decrease/(Increase) in Inventory	(349,379)	(429,452)	47,541	583,691
Decrease/(Increase) in Advance to Suppliers	-	-	95,443	189,511
Increase/(Decrease) in Tax Payable	26,461	59,529	(44,097)	345,944
Increase/(Decrease) in Accrued Liabilities and Other Payable	10,141	(167,647)	(167,645)	(214,035)
Increase/(Decrease) in VAT Payable	23,310	29,072	2,105	4,022
Increase/(Decrease) in Due to Shareholders	(129,936)	51,235	44,698	-
Increase/(Decrease) in Income Tax Payable	201	(12,787)	3,199	(376,309)

Total of All Adjustments	$(750,098)	$2,217,565	$299,198	$365,411

Net Cash Provided by (Used in)/Sourced from Operating Activities	$(551,291)	$(299,930)	$(219,250)	$(559,025)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of September 30, 2010, detailed identities of the consolidating subsidiaries are as follows:-

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
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

Inventories are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions. The inventories are telecommunication products such as mobile phone, rechargeable phone cards, smart chips, and interactive voice response cards.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

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

Exchange Rates	09/30/10	12/31/09	09/30/09
Period end RMB : US$ exchange rate	6.6981	6.8372	6.8376
Average period RMB : US$ exchange rate	6.8164	6.8409	6.8411

Period end HKD : US$ exchange rate	7.7582	7.7551	7.7504
Average period HKD : US$ exchange rate	7.7717	7.7522	7.7521

Period end MOP : US$ exchange rate	8.1336	8.1439	8.1229
Average period MOP : US$ exchange rate	8.1588	8.1303	8.1215

Period end SGD : US$ exchange rate	1.3167	1.4054	1.4184
Average period SGD : US$ exchange rate	1.3841	1.4545	1.4393

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

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

•
Since Guangzhou Global Telecom, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the period ended September 30, 2010.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  The Company has adopted the new accounting standard.  There was no material impact on the financial statements presented herein.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company has adopted the new accounting standard. There was no material impact on the financial statements presented herein.

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

Other receivable at September 30, 2010 and December 31, 2009 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

Type of Account	09/30/2010	12/31/2009
Trade financing to business associates	$876,350	$1,484,325
Loans to third parties	441,916	-
Allowance for bad debt	(374,715)	(65,566)
Other receivable, net	$943,551	$1,418,759

5.	DUE TO SHAREHOLDERS

The following table presents the balances the Company owed to shareholders.

	09/30/2010	12/31/2009
Due to shareholders	$110,725	$(59,490)
	$110,725	$(54,490)

Amounts owing to the Company’s shareholders are non-interest-bearing and payable on demand.  During the nine-month period ended September 30, 2010, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd., one of the Company’s wholly owned subsidiaries, sold a property to a shareholder of the Company for $130,191.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

6.	PURCHASE DEPOSITS

Purchase deposits consist of advances to suppliers for the purchase of inventories and prepayments for general operating costs as at September 30, 2010 and December 31, 2009.

Type of Account	9/30/2010	12/31/2009
Purchase deposits, gross	$1,698,571	$3,189,948
Allowance for uncollectible amounts	(1,698,571)	(1,664,013)
Purchase deposits, net	$-	$1,525,935

The Company has advanced $392,536, $798,052 and $507,983 to suppliers Tangxin Technology Co., Ltd., Guangda Commercial Co., Ltd. and Tianhe Tangxie Co., Ltd. respectively for purchase of operating inventories. However, Tianxin Technology Co. filed for bankruptcy, whereas Guangda Commercial Co. Ltd. and Tianhe Tangxie Co. Ltd. have been closed. The Company has fully provided for these uncollectible purchase deposits.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of September 30, 2010 and December 31, 2009:

09/30/2010
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	$32,197	$20,584	$11,613
Furniture & Fixtures	122,624	77,823	44,801
Motor Vehicles	105,840	105,840	-
Building	21,793	7,870	13,923
Total	$282,454	$212,117	$70,337

12/31/2009
Category of Asset	Cost	Accumulated Depreciation	Net
Equipment	$36,557	$21,596	$14,961
Furniture & Fixtures	119,850	66,029	53,821
Motor Vehicles	103,687	103,661	26
Building	492,541	41,200	451,341
Total	$752,635	$232,486	$520,149

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

The depreciation expenses were $8,427 and $43,392 for the nine months ended September 30, 2010 and 2009, respectively.

8.   VALUE ADDED TAX PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at September 30, 2010.  Thus, the VAT payable as of September 30, 2010 included the past due VAT possibly to be waived.

9.   LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the period ended September 30, 2010 and year ended December 31, 2009 amounted to $792 and $21,068, respectively.  Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $4,493 distributed as:

Fiscal Year	Minimum Lease Payments
2011	$4,493

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

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

(1)	Convertible Debenture (after two rounds)	$3,428,571
(2)	Discount	$428,571
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method.

The Convertible Debentures Payable, net consisted of the following: -

	09/30/2010	12/31/2009
Convertible Debenture - Principal and interest
Balance as at beginning of period	$2,866,323	$3,428,751
Addition	-	-
Redemption	-	(562,428)
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Restructure cost	-	-
Balance as at end of year	2,866,323	2,866,323

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-

Less: Interest Discount – Warrant
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	$-	$-
Convertible Debenture, net	$2,866,323	$2,866,323

The Convertible Debenture was classified as current and non-current as follows:

	09/30/2010	12/31/2009

Current portion	$2,866,323	$2,866,323
Non - current Portion	-	-
	$2,866,323	$2,866,323

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
On December 29, 2009, the Company entered into a Settlement Agreement with the Holders. Pursuant to the Settlement Agreement, the Company would make a total payment of $1,300,000 to the Holders no later than January 21, 2010. The Convertible Debentures would be deemed satisfied and all outstanding Warrants held by the Holders would be cancelled. In addition, the Holders agreed to cancel all of the Company shares held by them at such time as the payment has been made. However, as of September 30, 2010, the Company has not paid the sum of $1,300,000 to the Holders.

In May 2010, the Holders commenced an action against the Company in the Supreme Court of the State of New York in order to recover the outstanding amount of $1,300,000 under the Settlement Agreement.  The outcome and estimated loss from this lawsuit cannot be determined at this time.

11.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 149,475,127 shares have been issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.

The presentation of recapitalization as of September 30, 2010 is depicted in the following table:

Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	130,725	-	8.75%
Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	26.64%
Zenith Capital Management LLC	200,000	2,000	498,000	0.13%
Li Dongming	80,000	800	61,600	0.05%
Less: Cost of Issue	-	-	(151,384)	-
Beijing Lihe	1,500,000	15,000	285,000	1.00%
Guangzhou Renwoxing	9,727,769	97,278	194,555	6.51%
Private placement investors	68,027,358	680,273	511,628	45.51%
Management / Insider	17,050,000	170,500	10,000	11.41%
	149,475,127	1,494,751	1,409,399	100.00%

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

12.  DISCONTINUED OPERATIONS

During the nine-month period ended September 30, 2010, the Company closed the operation of Zhengzhou Global Telecom Equipment Ltd. (“Zhengzhou Global”), Macau Global Telecom Co. Ltd. (“Macau Global”), and Huantong Telecom Singapore Co. PTE Ltd. (“Huantong Telecom:”).  Their operation results, net of tax effect, are reported in detail as follows:

Financial Position
At September 30, 2010
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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009

Results of Operations
For the nine-month period
September 30, 2010
	Zhengzhou Global	Macau Global	Huantong Telecom	Total
Sales	$-	$311,369	$-	$311,369
Cost of sales	-	283,282	-	283,282
Gross profit (loss)	-	28,087		28,087

Selling expenses	-	-	-	-
General & administrative expenses	-	145,097	93,146	238,243
Total operating expenses	-	145,097	93,146	238,243

Other income	-	-	-	-
Other expense	-	-	-	-
Interest expense	-	-	-	-
Loss before tax	-	(117,010)	(93,146)	(210,156)
Income tax	-	(2,965)	-	(2,965)
Net loss	$-	$(114,045)	$(93,146)	$(207,191)

13.  BONUS EXPENSE

Included in general and administrative expenses are $2,075,454 of bonus expenses paid to employees for the nine-month period ended September 30, 2010.

14.  GOING CONCERN UNCERTAINTIES

These interim consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2010, the Company has an accumulated deficit of $6,333,742 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

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

Results of Operation for the three months ended September 30, 2010 compared with three months ended September 30, 2009

Total Revenue

During the three months ended September 30, 2010, we earned $9,182,620 in revenues as compared to $6,395,457 during the same period in 2009, representing an increase of $2,787,163 or approximately 44%. The increase is mainly resulted from the decrease of the revenue of our subsidiaries, by effect of financial crisis during the three months ended September 30, 2009.  During the three months ended September 30, 2010, the Company adopted several measures to increase its sales.

Gross Profit

The gross profit decreased to $273,345 during the three months ended September 30, 2010 from $465,394 in the same period of 2009, representing $192,049 or 41% decrease. The gross margin decreased from 7.2% to 3.0%.  The decrease in both gross profit and gross margin is mainly due to the reason that the Company adopted certain measures to increase its sales including cutting off its selling price.  In addition, more extensive competition environment in this sector also resulted in the lower gross margin.  The Company has to take measures to keep its market share.

Expenses

Our selling, general and administrative expenses ("SG&A expenses") were $107,301 during the three months ended September 30, 2010 as compared to $197,362 during the same period of 2009, representing a decrease of $90,061 or approximately 46%. The decrease in SG&A expenses are generally resulted from following reasons: 1) we did not further incur any expenses for discontinued operations; 2) expense cut-down to fit for the current shrunk market.

Discontinued operations

Discontinued operations $24,944 during the 3 months ended September 30, 2009 represents our 3 branches in mainland China and Beijing Lihe.

Non-controlling interest

Non-controlling interest were $7,626 and ($9,090) during the three months ended September 30, 2010 and 2009 respectively, which resulted from the non-controlling interest generated from Renwoxing, our 51% owned subsidiary.

Net income/(loss)

Net income recorded $198,807 during the three months ended September 30, 2010, as compared to a net loss of $79,948 during the three months ended September 30, 2009.  The net income is mainly resulted from our measures to cut-down of our expenses.

Results of Operation for the nine months ended September 30, 2010 compared with nine months ended September 30, 2009

Total Revenue

During the nine months ended September 30, 2010, we earned $27,789,914 in revenues as compared to $21,213,763 during the same period in 2009, representing an increase of $6,576,151 or approximately 31%. The increase of sales is mainly resulted from the lower sales amount during the nine months ended September 30, 2009, which is mainly resulted from the effect of financial crisis on our business.

Gross Profit

The gross profit decreased to $849,739 during the nine months ended September 30, 2010 from $892,534 in the same period of 2009, representing $42,795 or 5% decrease. The gross margin also decreased from 4.2% to 3.1%.  The decrease in both gross profit and gross margin is mainly due to the reason that the Company decreased its selling price to increase its sales during the nine months ended September 30, 2010.  In addition, more extensive competition environment in this sector also resulted in the lower gross margin.

Expenses

Our selling, general and administrative expenses ("SG&A expenses") were $2,868,269 during the nine months ended September 30, 2010 as compared to $1,245,345 during the same period of 2009, representing a decrease of $1,622,924 or approximately 130%. The increase in SG&A expenses are generally resulted from the special bonus or compensation for laid-off employees.

Other income/expenses

Other expenses-net during the six months ended September 30, 2010 were $206,691, which is mainly consist of loss on disposal of fixed assets of $310,159.  Other expenses -net were $327,583 during the nine months ended September 30, 2009 which mainly consist of expenses of settling debt related to discontinued operations of $328,481.

Discontinued operations

During the nine months ended September 30, 2010, discontinued operations represent the operating results for our Singapore subsidiary, Zhengzhou Equipment subsidiary and Macau subsidiary.  Our Singapore subsidiary was not able to start its operation since its inception, so we decided to close it.  Different from Singapore subsidiary, our Zhenzhou Equipment subsidiary and Macau subsidiary generated profit for the Company in the past, even during the financial crisis period.  However, recently, these two subsidiaries were not able to continue to generate profit for the company.  Due to limited capital support, we decided to close these two entities.

During the same period of 2009, we decided to close 3 branches in mainland China and sell 50% equity interest to former Beijing Lihe’s owner to keep our profitability.  These 4 entities resulted $185,025 loss in total during the 9 months ended September 30, 2009.

Non-controlling interest

Non-controlling interest were $36,246 and $44,174 during the nine months ended September 30, 2010 and 2009 respectively, which resulted from the non-controlling interest generated from Renwoxing, our 51% owned subsidiary.

Net loss

Net loss recorded $2,517,495 during the nine months ended September 30, 2010, as compared to a net loss of $924,436 during the nine months ended September 30, 2008. The increase of net loss is mainly due to increase of SG&A expenses as explained above.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities were $299,930 during the nine months ended September 30, 2010 as compared to $559,025 for the nine months ended September 30, 2009.  Cash used in operating activities during the nine months ended September 30, 2010 was mainly resulted from net loss of $2,517,495, increase of inventory of $429,452 and decrease of other liabilities of $167,647, by netting off decrease in deposit of $1,525,935, decrease of other receivables of $419,676, non-controlling interest adjustment and loss on disposal of properties.  Cash used in operating activities during the nine months ended September 30, 2009 was mainly resulted from net loss of $924,436, change of minority interest of $554,495, decrease of liabilities of $590,344, by netting off decrease in inventory of $583,691 and decrease of receivables of $408,688.

Cash flows provided in investing activities were $21,708 for the nine months ended September 30, 2010 as compared to $59,725 for the nine months ended September 30, 2009. Cash provided by investing activities represent the cash proceeds from sale of property and equipment or other intangible assets.
Cash flows provided by financing activities were zero during nine months ended September 30, 2010 as compared to $77,225 during the nine months ended September 30, 2009 which was related to issuance of stock to redeem convertible debt.

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

GUANGZHOU GLOBAL TELECOM, INC.

Date: November 16, 2010	By:	/s/ Li YanKuan
Li, Yankuan President, Chief Executive Officer and Chairman of the Board of Directors