Form 10-K
period 2010-12-31
Guangzhou Global Telecom, Inc.
filed 2011-12-29
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-130937

GUANGZHOU GLOBAL TELECOM, INC.
 (Exact name of registrant as specified in its charter)

Florida	59-3565377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Corporation Service Company 1201 Hays Street Tallahassee, FL	32301
(Address of principal executive offices)	(Zip Code)

(850) 521-1000
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

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
Yes ☐ No ☒

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
Yes ☐   No ☒

Our common stock is traded thinly on the OTC Bulletin Board.

As of December 31, 2010, the registrant had 149,475,127 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

Item 1. Business.

Corporate History

Guangzhou Global Telecom, Inc. (“we” or “the Company”) is incorporated as Avalon Development Enterprises, Inc. on March 29, 1999, under the laws of the State of Florida.  From inception until January 2007, we engaged in the business of acquiring commercial property and expanding into building cleaning, maintenance services, and equipment leasing as supporting ancillary services and sources of revenue.  On January 10, 2007, the Company, Global Telecom Holdings, Ltd., a British Virgin Islands Corporation (“GTHL”), and the shareholders of GTHL, entered into a Share Exchange Agreement, pursuant to which the Company issued 39,817,500 shares of its restricted common stock to the shareholders of GTHL in exchange for all of the issued and outstanding capital stock of GTHL.  Following the transaction on March 27, 2007, GTHL became our wholly-owned subsidiary and we changed our name to Guangzhou Global Telecom Holdings, Inc. and succeeded to the business of GTHL.   GTHL operates its business through its subsidiary Guangzhou Global Telecommunication Company Limited (“GGT”), a nationally distributor of pre-paid phone calling cards, mobiles and integrated mobile handsets and related communication equipment and a provider of mobile handsets value-added services in Guangzhou City, China.

In 2007, we established 4 subsidiaries; namely, Zhengzhou Global Telecom Equipment Limited (“ZGTE”), Macau Global Telecom Company Limited (“MGT”), Huantong Telecom Hongkong Holding Limited (“HTHKH”), and Huantong Telecom Singapore Company PTE Limited (“HTS”) with capital of RMB 500,000, Macau Dollar 300,000, Hong Kong Dollar 100 and Singapore Dollar 200,000, respectively. Simultaneously, we established a subsidiary; namely, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd (“GHTTCS”) with capital of RMB 8,155,730. Pursuant to a Stock Purchase Agreement dated April 9, 2008 and July 29, 2008, respectively, the Company acquired 50% of the issued and outstanding shares in the capital of Beijing Lihe Jiahua Technology and Trading Company Ltd (“BLJ”) and 51% of the issued and outstanding shares in Guangzhou Renwoxing Telecom (“GRT”), a limited liability company incorporated in China. Pursuant to the terms of the Stock Purchase Agreements, the Shareholders agreed to sell and transfer the proportion of the shares to the Company for a purchase consideration of US$300,000 and US$291,833 respectively.

In order to improve our cash flows from operations and working capital, we decided to redeploy our capital to meet requirements of our business plan. On December 31, 2010, we classified our subsidiaries, Zhengzhou Global Telecom Equipment Ltd. (“Zhengzhou Global”), Guangzhou Global Telecommunication Co., Ltd. (Wuhan Branch), Guangzhou Global Telecommunication Co., Ltd. (Zhengzhou Branch), and Guangzhou Global Telecommunication Co., Ltd. (Beijing Branch), together as discontinued operation entities.  Accordingly, these entities’ operations have been classified as discontinued operations in the consolidated statements of income and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets.

Financing

On July 31, 2007 and January 1, 2008, the Company completed two financing transactions with several investors (the “Holders”) issuing $2,000,000 and $1,000,000, respectively, Fixed Rate Convertible Debenture due in 2009 and a stock purchase warrant to purchase an aggregate of 2,090,592 shares of the Company common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that will expire in 2012 (the “Warrants”).

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

On July 31, 2007, the Company also entered into a registration rights agreement with the Holders pursuant to which the Company agreed to include the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants in a pre-effective amendment to a registration statement that the Company have on file with the SEC. The Company intends to have the registration statement cover the resale of the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants.

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

On April 29, 2011, a judgment in the amount of $1,415,306.16 in favor of the Holders and against the Company was entered on August 5, 2011 in the Supreme Court of the State of New York.

On November 23, 2011, the Company and the Holders entered into a Settlement and Amendment Agreement.  As partial consideration for the agreements of the Holders, upon execution of the Agreement, the Company shall pay the Holders, in the aggregate, the sum of $50,000.   Within 20 business days of the execution of the Agreement, the Company shall pay the Holders, in the aggregate, the additional sum of $105,000, including $5,000 for the Holder’s legal fees and expenses as described in Section 10(d) herein. Wire instructions and respective pro-rata amounts shall be provided by the Holders in writing.  Promptly following the payment of an aggregate of $155,000 by the Company, the Holders will surrender their respective Warrants and Restricted Shares to the Company’s counsel for cancellation.  Following the payment of an aggregate of $155,000 by the Company, the Holders shall promptly file a satisfaction of judgment with the Supreme Court of the State of New York.

The amendments to the original debenture agreement are as follows:

(a)	The date included in the definition of “Maturity Date” in the second paragraph of the Debentures is hereby amended to read: November 23, 2013.

(b)
Section 4(b) of the Debentures is hereby amended to read as follows:
“Conversion Price.”  The conversion price in effect on any Conversion Date shall be equal to the lesser of (i) $.10 (the “Set Price”) and (ii) 90% of the average of the VWAPs for the 5 Trading Days immediately prior to the applicable Conversion Date (such lower price, as subject to adjustment herein, the “Conversion Price”).

(c)	For purposes of Sections 5(a), 5(b), 5(c) and 5(d) of the Debentures, the term “Conversion Price” shall be deemed to be the “Set Price”.

(d)
Reduction in Principal Amount of Debentures.  Subject to the terms and conditions hereunder, the Holders and the Company hereby agree that the principal amount outstanding under the Debentures shall be reduced to, in the aggregate, $1,300,000.  The individual amounts of each Holder’s Debenture, as reduced pursuant to this Section, shall be as set forth on Schedule A hereto.

(e)
Daily Trading Volume of the Conversion Shares.  On any given Trading Day, the Holder shall not sell in open market transactions more than a number of Conversion Shares equal to the greater of (i) 20% of the trading volume on that day, or (ii) 20% of the daily average trading volume over the prior 5 trading days, however, provided that, in either case, the minimum daily trading volume shall be no less than 500,000 shares, subject to adjustment for reverse and forward stock splits and the like.

(f)
Mandatory Conversion. The Company shall have the right to force the Holders to convert the Debenture into Common Stock at such time that the VWAP of the Company’s Common Stock is no less than $1.00 per share (subject to adjustment for reverse and forward stock splits and the like) for a period of ten (10) consecutive trading days (the “Mandatory Conversion”); provided, however, during such 10 consecutive trading day period, the Equity Conditions (as defined in the original Debentures (prior to the Amended and Restated Debentures) have been met by the Company  Holders may deliver to the Company at its executive office, or to the Company’s transfer agent, as applicable, the Amended and Restated Debenture (as defined in Section 9(c)) so converted. As promptly as practicable thereafter, the Company shall issue, or shall cause its transfer agent to issue and deliver to such holder a certificate or certificates for the number of shares of Common Stock to which such holder is entitled.

In additional to the amendment to the Debenture, the Company also agrees to become current with all obligations under the Exchange Act, and shall, at all times thereafter, remain current in accordance with the rules and regulations of the Commission and its obligations under the Exchange Act.   On or before the earlier of (i) December 15, 2011 or (ii) the 30th calendar day following the date the Company becomes current in its filing obligations under the Exchange Act, the Company shall hire an investor relations firm, specializing in small-cap and micro-cap public companies, with a term of engagement of not less than 12 months.  On or before January 31, 2012 (subject to SEC or any other regulatory approval), the Company and Newco shall have consummated a merger transaction (the “Merger”) whereby the business of Newco is acquired by the Company.  In addition, as a part of the Merger, Newco and its direct and indirect subsidiaries, if any, shall deliver each holder a Guarantee, in the form of the Subsidiary Guarantee attached to the Purchaser Agreement, and shall comply with all terms and conditions of the Security Agreement, including, without limitation, the granting of a first priority lien in their respective assets to the Holders.

Upon compliance with the terms, conditions, and covenants in the Settlement and Amendment Agreement, the Holders shall promptly file a satisfaction of judgment with the Supreme Court of the State of New York.  Such filing is expressly conditioned upon the Company’s performance of such terms, conditions, and covenants.  There shall be no settlement of the Litigation until such time as the Company complies with all of the terms, conditions, and covenants of this Agreement.  The Holders reserve the right to take any and all actions to enforce the Judgment in the event that the Company does not comply with such terms, conditions, and covenants.

Overview

We are a nationally distributor of pre-paid calling card and integrated mobile phone handsets and a provider of mobile handset value-added services.  We are an independent qualified corporation that serves as one of principal distributors of China Telecom, China Unicom, and China Mobile products in Guangzhou City.  We maintain and operate the largest prepaid mobile phone card sales and distribution center in Guangzhou City.  We are developing on-line add-value platform with China Mobile to develop our on-line business.  We work in cooperative distribution relationships with Panasonic, Motorola, LG, GE and Bird corporations.  We started distributing Samsung-branded mobiles. We provide the Lineless Messaging Service and other customer service operations.

Development

Development activities are a fundamental building block to our future financial success.  We will devote significant resources to identifying and developing new software and value-added services through an expanded network of regional and neighborhood service centers, shops and via a virtual store.   We plan to develop our distribution operations and to introduce current, new and innovative software and services through possible expanded network of regional and neighborhood service centers and business partners.

We anticipate building strong customer relationships in the local communities that are served in order to take advantage of future sales from existing loyal customers and through words of mouth advertisement.  Being one of the principal distributors of mobile products and services, it allows us to become part of the community and to enter into exclusive contracts directly with the individual consumers.

We developed GTL Lineless Messaging Service (“LMS™”) entering into the instant messaging market.  The margins for LMS™ exceed those of our traditional distribution business.  The Company launched a proprietary enhanced instant messaging service software application in concert with its mobile phone distribution agreements.  Our lineless messaging system will primarily serve as an intra-corporate communications system that will enable a company to instantly disseminate routine or time-sensitive information to some or all of its employees.  Messages may also be sent to a particular subset of the organization based on the employee’s role in the company or for something personal such as a “happy birthday” message.  This system will replace a large portion of an organization’s communication overhead traditionally fulfilled by email or courier messages.

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

For most messaging service providers, message entry requires accessing the Internet through the line entry of a special service number.  LMS™ does not require discrete text messaging numbers as in the current and traditional ways of transmitting a message through the Internet, but instead sends messages directly by way of PHS/GSM/CDMA mobile web transmission protocols.  Using the unique hardware address of each mobile device, LMS™ doesn’t need any special messaging service numbers or an operator to transfer the message - thus the name: lineless messaging service.

LMS™ is a complex software application which is deployed by itself on PCs, mobile computers, and mobile telephony.  It can be used to build unattached messages and enter the LMS™ network at any point and reach any properly configured subscriber device.  With sufficient and prompt capital investment, the Company will promote LMS™ throughout China within two years.

Besides LMS™, we are expanding our services by building an on-line platform with China Mobile to provide on-line add-value platform for mobile users.  We are investing on two sets of machines and software developments for the on-line platform.  They are under pilot test-run in the fourth quarter of 2011 and will be launched in the first quarter of 2012.  The on-line platform can generate sales with lower costs and higher profit margin, compared to retail shops.  This new sales channel can allow us to make direct sales and cross-sales of additional value-added services and add-on products to our customers.

We will make use of our relationships within the distribution network to expand our business from Guangzhou City to major cities in China (Zhuhai, Wuhan, Zhengzhou, Beijing and Shanghai).  After that, we will study the possible expansion of our business into United States and South Korea.

Distributions

We are developing our e-commerce business units in order to build and maintain a high-quality brand and service reputation.  We currently serve as a nationally distributor of pre-paid phone calling cards, mobiles and integrated mobile handsets and related communication equipment and a provider of mobile value-added services in Guangzhou City of China.  We provide value-added services include LMS and on-line add-value platform.

Revenue Sources

Our revenue comes from principal business of GGT and GRT.  As disclosed above, we are enhancing LMS™ and developing on-line add-value platform for our customers.  During the product and value-added services introduction phase, our product lines and production levels will be kept at current size.

Aside from existing in-house prototype development of future products, we are studying to possible business development related to any specific internal and/or outsourced contractor solutions to produce, deploy, and, on-line platform and associated services.

Marketing

Our new strategy is a natural follow on to our existing telephone distribution operation, which is becoming the largest distribution agreement inside China.  We anticipate the on-line platform can continue distribute current products and provide mobile phone value added services.

In line with the development of mobile communication standards and increasing consumer demand for non-voice communications, network added service will be the new development of mobile communication.  The company is currently seeking and offering globally innovative techniques, products and services to include the following mobile functions including color-message, drawing and ring, chord ring, staying color picture, WAP, Note games, Treasure box, IVR chatting.

The Company aims to become the handset service distributor of China Mobile or China Unicom, by segmenting the market (for example, developing special communicated brands for young women) and through a demographically segmented, distributed cost model.  Using resources from partners higher in the value chain and close agreements with other services, we will realize maximal profit via bundling communication, handset and value-added services within the networks.

Competition

China is the world’s largest mobile telecommunications market in 2010.   According to statistics from Ministry of Industry and Information Technology of China, there were about 859million mobile cellular users in China.  This represented about 66 percent of the population of 1.3 billion people.

As the Chinese population becomes saturated with multiple mobile handsets per person, demand will still exist for upgrade or replacement platforms and value-added services.  One of the important value-added services is on-line add-value services for mobile users and some major distributors are developing, testing and upgrading of their own platforms.

Our new strategy strives to be one of principal distributors and service providers for mobile users in Guangdong Province.  The Company will continue in developing and upgrading its on-line platform for providing mobile phone value-added services and distributing current and new and innovative products to our customers.

Intellectual Property

We do not own any intellectual property.

Government Approval and Regulation

We do not need government approval for our principal products or services.

Employees

As of December 31, 2010, we have 35 full-time employees.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our corporate office is located at Room 03/04, 16/F, Jinke Building, No.17/19, Guangwei Road, Guangzhou, PRC 510180. Our Office is free of charge provided by Ms. Yankuan Li, our president and chief executive office.

Item 3. Legal Proceedings.

On May 28, 2010, Enable Growth Partners, LP, Enable Opportunity Partners, LP and Pierce Diversified Strategy Master Fund, LLC Ena (the “Plaintiffs”) commenced an action in the Supreme Court of the State of New York, index number 104262-2010, due to the Company’s failure to make any payment of the payoff amount to the Plaintiffs pursuant to a mutual release and settlement agreement entered into by and among the Plaintiffs and the Company on December 29, 2009. A judgment dated April 29, 2011 in the amount of $1,415,306.16 in favor of the Plaintiffs and against the Company was entered on August 5, 2011 in the Supreme Court of the State of New York.

On November 28, 2011, the Company entered into a settlement and amendment agreement with the Plaintiffs to settle the above judgment and litigation, pursuant to which the Company shall pay the Plaintiffs the sum of $50,000 upon execution of the settlement agreement and an additional sum of $105,000, including $5,000 for the Plaintiffs’ legal fees, within 20 business days of the execution of the settlement agreement. Following the payment of an aggregate of $155,000 by the Company, the Plaintiffs agree to file a satisfaction of judgment with the Supreme Court of the State of New York. As of the date hereof, the Company has paid a total of $155,000 to the Plaintiffs.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was traded on the OTC Bulletin Board system under the symbol “GZGT” until February 22, 2011.  Starting from February 23, 2011, our common stock is trading on the Pink Sheets. There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years.

	High	Low
2009
First Quarter	$0.015	$0.007
Second Quarter	$0.025	$0.006
Third Quarter	$0.021	$0.007
Fourth Quarter	$0.015	$0.007
2010
First Quarter	$0.012	$0.007
Second Quarter	$0.009	$0.003
Third Quarter	$0.007	$0.003
Fourth Quarter	$0.006	$0.002

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

Holders

As of December 31, 2010, in accordance with our transfer agent records, we had approximately 50 record holders of our 149,475,127 shares of common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2010.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

Overview

We are a nationally distributor of pre-paid calling card and integrated mobile phone handsets and a provider of mobile handset value-added services.  We are an independent qualified corporation that serves as one of principal distributors of China Telecom, China Unicom, and China Mobile products in Guangzhou City.  We maintain and operate the largest prepaid mobile phone card sales and distribution center in Guangzhou City.  We are developing on-line add-value platform with China Mobile to develop our on-line business.  We work in cooperative distribution relationships with Panasonic, Motorola, LG, GE and Bird corporations.  We started distributing Samsung-branded mobiles. We provide the Lineless Messaging Service and other customer service operations.

Going Concern

The interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2010, the Company has an accumulated deficit of $6,138,894 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

As a result, these interim consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Results of Operations

Results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009

Total Revenue
During fiscal year ended December 31, 2010, we generated $34,182,299 in revenues as compared to $30,484,712 (figure adjusted to exclude discontinued operations for comparison) of during the fiscal year ended in 2009, representing an increase of $3,697,587 or approximately 12.1%.  We increased our scale of wholesales business of phone cards and mobile handsets in China in 2010 and sales of phone cards were substantially increased in 2010.  This accounted for the increase of revenue in 2010 from 2009.

Gross Profit
The gross profit increased to $985,563 during the fiscal year ended December 31, 2010 from $880,964 (figure adjusted to exclude discontinued operations for comparison) in 2009, representing $104,599 or 11.9% increase.  The gross margin of 2010 was 2.88%, roughly same as the gross margin 2.89% of 2009.

Other Income
Other Income increased from $82,163 to $574,877 from 2009 to 2010.  The substantial increase by $492,715 or 600% was mainly due to adjustments on VAT payable treated as other income in 2010.

Expenses
Our selling, general and administrative expenses (“SG&A expenses”) were $2,832,570 during the fiscal year ended December 31, 2010 as compared to $3,272,677 (figure adjusted to exclude discontinued operations for comparison) for the fiscal year ended in 2009, representing a decrease of $440,107 or approximately 13.4%.   There was a huge allowance for bad debt related to purchase deposit of amount $1,664,013 in 2009 and this accounted for the greater expenses in 2009.

Other expenses were $22,140 during the year ended December 31, 2010 whereas other expenses were $230,136 (figure adjusted to exclude discontinued operations for comparison) during the year ended December 31, 2009.  The decrease was mainly due to most of other expenses in 2010 were from discontinued operations which were separated from continued operations.

Discontinued Operations
Resulted from unsatisfied operating results, we closed 4 branches in mainland China in 2010 whereas we closed 4 branches and disposed 1 branch in 2009 to keep our core businesses.  The respective discontinued operation losses, net of tax in 2010 and 2009 were $874,981 and $213,315(figure adjusted to include those operations discontinued in 2010 for comparison) respectively.

Net loss
Net loss recorded $2,289,852 during the fiscal year ended December 31, 2010, as compared to net loss of $2,824,003 during the fiscal year ended December 31, 2009.  The reduction of net loss $534,151 was the resulting effects of changes of financial figures mentioned above.

Liquidity and Capital Resources

Cash used in operating activities was $92,031 during the fiscal year ended December 31, 2010 as compared to cash used in operating activities of $2,091,714 for the year ended December 31, 2009.   Cash used in operating activities during year 2010 was mainly resulted from net loss of $2,289,852, increase of amount due from a related party $453,734, increase in inventories $292,548, decrease in VAT payable $223,580, by netting off by decrease of other receivables of $1,205,377 and decrease in purchase deposit $1,525,935.  Cash used in operating activities during year 2009 was mainly resulted from net loss of $2,890,849, increase in inventories $651,633, decrease in income tax payable $402,762, decrease of non-controlling interest of $554,310 netting off by decrease of purchase deposit of $2,057,734, increase of other receivables of $464,715 and increase of tax payable $391,234.

Cash flows used in investing activities were $97,747 for the fiscal year ended December 31, 2010 as compared to $445,843 provided in the fiscal year ended December 31, 2009.  Cash used in investing activities during year 2010 was resulted for purchase for short-term investment $226,867 and purchase of property, plant and equipment $45,876, netting off by the sales proceeds of equipment $174,996.  Cash provided from investing activities during year 2009 was resulted from proceeds from proceeds on disposal of fixed assets and intangible assets of $315,081, proceeds on disposal of discontinued operation of $193,762, netting off the deposit payment of 63,000.

There was no cash used or provided in financing activities during the fiscal year ended December 31, 2010 compared to $153,725 provided in financing activities for the fiscal year ended in 2009.   Cash provided in financing activities during 2009 was mainly due to proceeds from issuance of common stock $746,361 less redemption of convertible debentures $592,636.

Critical Accounting Policies

(a)	Use of Estimates

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

(b)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(c)	Accounts Receivable – Trade

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

(d)	Inventories

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

(e)	Property, Plant, and Equipment, net

Property, plant and equipment, net are carried at cost net of accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with no salvage value.  Estimated useful lives of the property, plant and equipment are as follows:

Building	20 years
Equipment	5 years
Furniture and Fixtures	5 years
Motor Vehicles	3 years

(f)	Accounting for Impairment of Long-Lived Assets

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

(g)	Revenue Recognition

Revenue from the sale of the products is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

(h)	Cost of Sales

The Company’s cost of sales is comprised mainly of cost of goods sold.

(i)	Selling Expenses

Selling expenses are comprised of salaries for the sales force, client entertainment, commissions, advertising, and travel and lodging expenses.

(j)	General & Administrative Expenses

General and administrative expenses include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities.

(k)	Advertising

The Company expensed all advertising costs as incurred.

(l)	Foreign Currency Translation

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

Exchange Rates	12/31/2010	12/31/2009
Year end RMB : US$ exchange rate	6.6118	6.8372
Average year RMB : US$ exchange rate	6.7788	6.8409

Year end HKD : US$ exchange rate	7.7832	7.7551
Average year HKD : US$ exchange rate	7.7695	7.7522

Year end MOP : US$ exchange rate	8.1644	8.1439
Average year MOP : US$ exchange rate	8.1535	8.1303

Year end SGD : US$ exchange rate	1.2913	1.4054
Average year SGD : US$ exchange rate	1.3637	1.4545

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(m)	Income Taxes

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

In respect of the Company’s subsidiaries domiciled and operated in China, Singapore, Macau and Hong Kong, the taxation of these entities are summarized below:

•
GGT, ZGTG and GRT are located in the PRC, and GTHL is located in the British Virgin Islands, HTHKN is in Hong Kong, MGT is in Macau SAR, and HTS is in Singapore; all of these entities are subject to the relevant tax laws and regulations of the PRC, Hong Kong SAR, Macau SAR, British Virgin Islands, and Singapore in which the related entity domiciled.  The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

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

•
Since Guangzhou Global Telecom, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2010.

(n)	Statutory Reserve

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

(o)	Other Comprehensive Income

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

(p)	Goodwill

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

(q)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s Zhengzhou Global Telecom Equipment Ltd. (“Zhengzhou Global”), Guangzhou Global Telecommunication Co., Ltd. (Wuhan Branch), Guangzhou Global Telecommunication Co., Ltd. (Zhengzhou Branch), Guangzhou Global Telecommunication Co., Ltd. (Beijing Branch) operations as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information related to discontinued operations is included in Note 12 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

Recent Accounting Pronouncements

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation). The Company has adopted the new accounting policies and has determined that there is no material impact to the financial statements presented herein.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position. The Company has adopted and implemented the new accounting policy.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. Management adopted this pronouncement as of July 1, 2010.

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The financial statements begin on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their ages as of December 31, 2010 are as follows:

NAME	AGE	POSITION

Yankuan Li	51	President, Chief Executive Officer, Chief Financial Officer and Director

Yankuan Li, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Yankuan Li has been Chairman of the Board of GTL since 2005. She was appointed as our chief financial officer on April 15, 2010. From 2004-2005, she was the General Manager of Guangzhou YueShen TaiYang Technology Ltd., a subsidiary of Pacificnet Inc. (Nasdaq: PACT). From 2003-2004, she was Managing Director of the phone card division of Guangzhou Trading Center of Renwoxing, responsible for phone cards. From 2000-2003, she was Department Manager of the Industrial and Commercial Bank of China Guangzhou Branch. Ms. Li holds a bachelor degree in Business Management of Beijing United University in 1998.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

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

Item 11.  Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2010 and 2009. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Yankuan Li (1)	2010	$64,780	125,905	0	0	0	0	0	$190,685
CEO, CFO and Chairman	2009	$0	0	0	0	0	0	0	$0

Richard Yan (2)	2010	$0	0	0	0	0	0	0	$0
Former CFO	2009	$0	0	0	0	0	0	0	$0

Jingda Ni (3)	2009	$0	12,551	0	0	0	0	0	$12,551
Former General Manager

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

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2010.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors, however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Employment Agreements

We do not have any employment agreements with our officers or directors currently.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the ownership of our capital stock, as of December 31, 2010, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address	Number of Common Shares Beneficially Owned	Percent of Class (1)
Common Stock	Yankuan Li	14,193,934	9.50%
Common Stock	Enable Growth Partners LP (2)	32,704,376	21.88%
Common Stock	All directors and executive officers as a group (1 person)	14,193,934	9.50%

(1)	Based on 149,475,127 shares of common stock issued and outstanding as of December 31, 2010.
(2)
Including 27,798,719 shares of common stock held by Enable Growth Partners LP, 3,270,438 shares held by Enable Opportunity Partners LP and 1,635,219 shares held by Pierce Diversified Strategy Master Fund LLC (collectively, “Enable”). The Company and Enable agreed to cancel these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

The following table presents the balances the Company due to and from shareholders.

As of 12/31/2010	Continuing	Discontinued
	Operations	Operations
Due from shareholders	$453,734	$-
Due to shareholders	(176,518)	-
Net due from/(due to)	$277,2164	$-

As of 12/31/2009	Continuing	Discontinued
	Operations	Operations
Due to shareholders	$59,490	$-
	$59,490	$-

Amounts owing to the Company’s shareholders are non-interest-bearing and payable on demand. During the year ended December 31, 2010, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd., one of the Company’s wholly owned subsidiaries, sold a property to a shareholder of the Company for $134,608.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Ms. Yankuan Li is not considered independent because she serves as an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $56,000 and $81,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-26 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
Amendment to Articles of Incorporation
3.2	Bylaws (1)
10.1	Securities Purchase Agreement (2)
10.2	Registration Rights Agreement (2)
10.3	Subsidiary Guarantee (2)
10.4	Security Agreement (2)
10.5	Form of Senior Secured Convertible Debenture (2)
10.6	Form of Common Stock Purchase Warrant (2)
10.7	Amendment Agreement among the Company and certain investors, dated February 21, 2008 (3)
10.8	Share Transfer Agreement between Huantong Telecom Singapore Company Pte. Ltd. and TCAM Technology Pte. Ltd., dated February 14, 2008 (4)
10.9	Share Transfer Agreement between Global Telecom Holdings Limited and Guangzhou Renwoxing Telecom, dated July 29, 2008 (5)
10.10	Amendment Agreement between the Company and certain investors, dated November 3, 2008 (6)
10.11	Settlement Agreement, dated December 29, 2009 (7)
10.12	Settlement Agreement, dated November 28, 2011 (8)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(1)	Incorporated by reference to Form SB-2 filed on January 6, 2006.
(2)	Incorporated by reference to Form 8-K/A filed on August 8, 2007.
(3)	Incorporated by reference to Form 8-K filed on February 28, 2008.
(4)	Incorporated by reference to Form 8-K filed on March 11, 2008.
(5)	Incorporated by reference to Form 8-K filed on July 31, 2008.
(6)	Incorporated by reference to Form 8-K filed on November 5, 2008.
(7)	Incorporated by reference to the Form 8-K filed on January 4, 2010.
(8)	Incorporated by reference to the Form 8-K filed on December 1, 2011.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANGZHOU GLOBAL TELECOM, INC.

Date: December 29, 2011	By:	/s/ Yankuan Li
Yankuan Li
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yankuan Li	President, Chief Executive Officer, Chief Financial Officer and Director	December 29, 2011
Yankuan Li

Guangzhou Global Telecom, Inc.

Audited Consolidated Financial Statements

December 31, 2010 and 2009

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Contents	Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 – F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-26

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guangzhou Global Telecom, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has incurred substantial losses, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement, all of which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California November 23, 2011	Samuel H. Wong & Co., LLP Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(Stated in US Dollars)

ASSETS		12/31/2010	12/31/2009
	Note
Current Assets
Cash and Cash Equivalents		$159,930	$377,591
Short-term Investment		226,867	-
Other Receivables	4	212,170	1,418,759
Due from shareholders		453,734	-
Purchase Deposits	6	-	1,525,935
Inventories		1,092,029	799,480
Current assets held for sale		-	-
Total Current Assets		2,144,730	4,121,765

Non-Current Assets
Property, plant & equipment, net	7	17,594	520,149
Other non-current assets		63,000	63,000
Long-term assets held for sale		-	-
Total Non-Current Assets		80,594	583,149

TOTAL ASSETS		$2,225,324	$4,704,914

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$736,406	$674,285
VAT payable	8	1,147,037	1,370,616
Due to shareholders	5	176,518	59,490
Accrued liabilities and other payables		162,352	347,268
Convertible debenture - current portion	10	2,866,323	2,866,323
Current liabilities associated with assets held for sale		39,074	39,074
Total Current Liabilities		5,127,710	5,357,056

TOTAL LIABILITIES		$5,127,710	$5,357,056

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(Stated in US Dollars)

		12/31/2010	12/31/2009
STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized, 149,475,127 issued and outstanding as of December 31, 2010 and 2009, respectively	11	$1,494,751	$1,494,751
Additional Paid in capital		1,409,399	1,409,399
Other Comprehensive Income		10,875	38,758
Retained Earnings		(6,138,894)	(3,816,247)
Minority Interest		321,483	221,197

TOTAL STOCKHOLDERS' EQUITY		$(2,902,386)	$(652,142)
TOTAL LIABILITIES AND STOCKHOLDERS' EUITY		$2,225,324	$4,704,914

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the years ended December 31, 2010 and 2009
 (Stated in US Dollars)

	Note	12/31/2010	12/31/2009
Sales		$34,182,299	$30,484,712
Cost of sales		33,196,736	29,603,748
Gross profit		985,563	880,964

Operating expenses
Selling expenses		82,611	43,521
Administrative and general expenses		2,832,570	3,272,677
Total operating expense		2,915,181	3,316,198
Loss from Operations		(1,929,618)	(2,435,234)

Other income		574,877	82,163
Interest income		9	22
Other expenses		(22,140)	(230,136)
Loss before taxation on Continuing Operations		(1,376,872)	(2,583,185)
Income tax		(37,999)	(27,503)
Loss from Continuing Operations		(1,414,871)	(2,610,688)
Discontinued Operation Income (Loss), net of tax		(874,981)	(213,315)
Net Loss		(2,289,852)	(2,824,003)
Net income attributable to non-controlling interest		(32,795)	(66,846)
Net Income (Loss) Attributable to the Company		$(2,322,647)	$(2,890,849)

Earnings Per Share
Basic-Net Loss		$(0.02)	$(0.03)
-Loss from Continuing Operations		(0.01)	(0.00)
-Loss from non-controlling interest		(0.00)	(0.00)
-Income(Loss) from Discontinued Operations		(0.01)	(0.03)

Diluted- Net Loss		(0.01)	(0.028)
- Loss from Continuing Operations		(0.00)	(0.002)
-Loss from Non-controlling interest		(0.01)	(0.001)
-Income/(Loss) from Discontinued Operations		(0.01)	(0.025)
Weighted Average Shares Outstanding
-Basic		149,475,127	104,014,950
-Diluted		149,475,127	104,014,950

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2010 and 2009
 (Stated in US Dollars)

	Total Number of Shares	Common Stock	Additional Paid in Capital	Other Comprehensive Income	Retained Earnings	Minority Interest	Total

Balance, January 1, 2009	74,839,071	$748,391	$1,439,607	$(202,845)	$(925,398)	$775,507	$1,835,262
Conversion of convertible debenture to common stock	60,086,056	600,860	(8,333)	-	-	-	592,527
Issuance of common stock in relation to management compensation	14,550,000	145,500	(21,875)	-	-	-	123,625
Net Loss	-	-	-	-	(2,890,849)	-	(2,890,849)
Non-controlling Interest	-	-	-	-	-	(554,310)	(554,310)
Foreign Currency Translation	-	-	-	241,603	-	-	241,603
Balance at December 31, 2009	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)

Balance, January 1, 2010	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)
Net Income/(Loss)	-	-	-	-	(2,322,647)	-	(2,322,647)
Reclassified to profit or loss on disposal of subsidiaries	-	-	-	(39,374)	-	67,491	28,117
Non-controlling Interest	-	-	-	-	-	32,795	32,795
Foreign Currency Translation	-	-	-	11,491	-	-	11,491
Balance at December 31, 2010	149,475,127	$1,494,751	$1,409,399	$10,875	$(6,138,894)	$321,483	$(2,902,386)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

Cash flow from operating activities	12/31/2010	12/31/2009
Net (Loss)/income	$(2,289,852)	$(2,890,849)

Discontinued Operation Loss, net of tax	-	213,315
Minority interest	-	(554,310)
Depreciation	38,105	64,643
Loss/(Gain) on disposal of property, plant and equipment	335,330	3,419
Loss on disposal and dissolution of subsidiaries	92,549	(267,912)
Reclassified to profit or loss on disposal of subsidiaries	(39,374)	-
Decrease/(increase) in other receivables	1,205,377	464,715
Decrease/(increase) in amount due from a related party	(453,734)	-
Decrease/(increase) in purchase deposit	1,525,935	2,057,734
Decrease/(increase) in inventories	(292,548)	(651,633)
Increase/(decrease) in tax payables	37,761	391,234
Increase/(decrease) in accrued liabilities and other payables	(65,304)	(51,377)
Increase/(decrease) in VAT payable	(223,580)	3,399
Increase/(decrease) in income tax payable	37,304	(402,762)
Cash Provided by operating activities – continuing operations	(92,031)	(1,620,384)
Cash Provided by operating activities – discontinued operations	-	(471,330)
Net cash provided by/(used in) operating activities	(92,031)	(2,091,714)

Cash flows from investing activities
Sale of Equipment	174,996	99,521
Purchases of property, plant and equipment	(45,876)	-
Sale of intangible asset	-	215,560
Purchase for short-term investment	(226,867)	-
Payments for deposits	-	(63,000)
Net Cash inflow from disposal of discontinued operation	-	193,762
Cash Used in investing activities – continuing operations	(97,747)	445,843
Cash Used in investing activities – discontinued operations	-	-
Net cash provided by/(used in) investing activities	$(97,747)	$445,843

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

Cash flows from financing activities
Issuance of Common Stock	$-	$746,361
Proceeds of convertible debentures	-	(592,636)
Cash provided by financing activities – continuing operations	-	153,725
Cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	-	153,725

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year – continuing operations	(189,778)	(1,020,816)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Year – discontinued	-	(471,330)
Net decrease in cash and cash equivalents for the Year	(189,778)	(1,492,146)

Effect of Currency Translation – continuing operations	(27,883)	238,564
Effect of Currency Translation – discontinued operations	-	3,039
	(27,883)	241,603

Cash & Cash Equivalents at Beginning of Year - continuing operations	377,591	1,159,843
Cash & Cash Equivalents at Beginning of Year - discontinued operations	-	468,291
	377,591	1,628,134

Cash & Cash Equivalents at End of Year - continuing operations	159,930	377,591
Cash & Cash Equivalents at End of Year - discontinued operations	-	-
Cash & Cash Equivalents at End of Year	$159,930	$377,591

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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
For the years ended December 31, 2010 and 2009

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of December 31, 2010, detailed identities of the consolidating subsidiaries are as follows:-

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
For the years ended December 31, 2010 and 2009

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

(h)	Property, Plant, and Equipment, net

Property, plant and equipment, net are carried at cost net of accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with no salvage value.  Estimated useful lives of the property, plant and equipment are as follows:

Building	20 years
Equipment	5 years
Furniture and Fixtures	5 years
Motor Vehicles	3 years

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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

(k)	Cost of Sales

The Company’s cost of sales is comprised mainly of cost of goods sold.

(l)	Selling Expenses

Selling expenses are comprised of salaries for the sales force, client entertainment, commissions, advertising, and travel and lodging expenses.

(m)	General & Administrative Expenses

General and administrative expenses include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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

Exchange Rates	12/31/2010	12/31/2009
Year end RMB : US$ exchange rate	6.6118	6.8372
Average year RMB : US$ exchange rate	6.7788	6.8409

Year end HKD : US$ exchange rate	7.7832	7.7551
Average year HKD : US$ exchange rate	7.7695	7.7522

Year end MOP : US$ exchange rate	8.1644	8.1439
Average year MOP : US$ exchange rate	8.1535	8.1303

Year end SGD : US$ exchange rate	1.2913	1.4054
Average year SGD : US$ exchange rate	1.3637	1.4545

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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

In respect of the Company’s subsidiaries domiciled and operated in China, Singapore, Macau and Hong Kong, the taxation of these entities are summarized below:

•
GGT, ZGTG and GRT are located in the PRC, and GTHL is located in the British Virgin Islands, HTHKN is in Hong Kong, MGT is in Macau SAR, and HTS is in Singapore; all of these entities are subject to the relevant tax laws and regulations of the PRC, Hong Kong SAR, Macau SAR, British Virgin Islands, and Singapore in which the related entity domiciled.  The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

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

•
Since Guangzhou Global Telecom, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2010.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

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

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation). The Company has adopted the new accounting policies and has determined that there is no material impact to the financial statements presented herein.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position. The Company has adopted and implemented the new accounting policy.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. Management adopted this pronouncement as of July 1, 2010.

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

(u)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s Zhengzhou Global Telecom Equipment Ltd. (“Zhengzhou Global”), Guangzhou Global Telecommunication Co., Ltd. (Wuhan Branch), Guangzhou Global Telecommunication Co., Ltd. (Zhengzhou Branch), Guangzhou Global Telecommunication Co., Ltd. (Beijing Branch) operations as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information related to discontinued operations is included in Note 12 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

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

4.	OTHER RECEIVABLES

Other receivables as of December 31, 2010 and 2009 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

As of 12/31/2010	Continuing	Discontinued
Type of Account	Operations	Operations
Trade financing to business associates	$212,170	$-
Allowance for bad debt	-	-
Other receivable, net	$212,170	$-

As of 12/31/2009	Continuing	Discontinued
Type of Account	Operations	Operations
Trade financing to business associates	$1,484,325	$-
Allowance for bad debt	(65,566)	-
Other receivable, net	$1,418,759	$-

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

5.	DUE FROM/TO SHAREHOLDERS

The following table presents the balances the Company due to and from shareholders.

As of 12/31/2010	Continuing	Discontinued
	Operations	Operations
Due from shareholders	$453,734	$-
Due to shareholders	(176,518)	-
Net due from/(due to)	$277,2164	$-

As of 12/31/2009	Continuing	Discontinued
	Operations	Operations
Due to shareholders	$59,490	$-
	$59,490	$-

Amounts owing to the Company’s shareholders are non-interest-bearing and payable on demand. During the year ended December 31, 2010, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd., one of the Company’s wholly owned subsidiaries, sold a property to a shareholder of the Company for $134,608.

6.	PURCHASE DEPOSITS

Purchase deposits consist of advances to suppliers for the purchase of inventories and prepayments for general operating costs as at December 31, 2010 and 2009.

As of 12/31/2010	Continuing	Discontinued
Type of Account	Operations	Operations
Purchase deposits, gross	$-	$-
Allowance for uncollectible amounts	-	-
Purchase deposits, net	$-	$-

As of 12/31/2009	Continuing	Discontinued
Type of Account	Operations	Operations
Purchase deposits, gross	$3,189,948	$-
Allowance for uncollectible amounts	(1,664,013)	-
Purchase deposits, net	$1,525,935	$-

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of December 31, 2010 and 2009:

As of 12/31/2010	Continuing Operations	Discontinued Operations

At cost
Equipment	$14,149	$-
Furniture & Fixtures	39,511	-
Motor Vehicles	52,514	-
Building	-	-
Total	$106,174	$-

Less: Accumulated depreciation
Equipment	$13,069	$-
Furniture & Fixtures	27,451	-
Motor Vehicles	48,058	-
Building	-	-
	$88,578	$-

	$17,594	$-

As of 12/31/2009	Continuing Operations	Discontinued Operations

At cost
Equipment	$36,557	$-
Furniture & Fixtures	119,850	-
Motor Vehicles	103,687	-
Building	492,541	-
Total	$752,635	$-

Less: Accumulated depreciation
Equipment	$21,596	$-
Furniture & Fixtures	66,029	-
Motor Vehicles	103,661	-
Building	41,200	-
	$232,486	$-

	$520,149	$-

The depreciation expenses were $38,105 and $64,643 for the year ended December 31, 2010 and 2009, respectively.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

8.    VALUE ADDED TAX PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at December 31, 2010.  Thus, the VAT payable as of December 31, 2010 included the past due VAT possibly to be waived.

9.     LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the year ended December 31 2010 and 2009 amounted to $1,859 and $21,068, respectively.  Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $4,493 distributed as:

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

At July 31, 2007 and January 1, 2008, the dates of issuance, the Company determined the fair value of the Debenture to be $2,000,000 and $1,000,000, respectively. The values of the warrants and the beneficial conversion feature as at December 31, 2007 and 2008 determined under the Black-Scholes valuation method were immaterial. Accordingly, the interest discount on the warrants and beneficial conversion feature were recorded, and are being amortized by the straight-line method over 5 years and 2 years, respectively.

Because of the fact that the Fixed Rate Convertible Debenture contain three separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture (after two rounds)	$3,428,571
(2)	Discount	$428,571
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method.

The Convertible Debentures Payable, net consisted of the following: -

Continuing Operation	12/31/2010	12/31/2009
Convertible Debenture - Principal and interest
Balance as at beginning of period	$3,428,751	$3,428,751
Addition	-	-
Redemption	(562,428)	(562,428)
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Restructure cost	-	-
Balance as at end of year	$2,866,323	$2,866,323

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$2,866,323	$2,866,323

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

The Convertible Debenture was classified as current and non-current as follows:

Continuing Operation	12/31/2010	12/31/2009

Current portion	$2,866,323	$2,866,323
Non - current Portion	-	-
	$2,866,323	$2,866,323

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
For the years ended December 31, 2010 and 2009

In May 2010, the Holders commenced an action against the Company in the Supreme Court of the State of New York in order to recover the outstanding amount of $1,300,000 under the Settlement Agreement.  The outcome and estimated loss from this lawsuit cannot be determined at this time.

On April 29, 2011, a judgment in the amount of $1,415,306.16 in favor of the Holders and against the Company was entered on August 5, 2011 in the Supreme Court of the State of New York.

On November 23, 2011, the Company and the Holders entered into a Settlement and Amendment Agreement.  As partial consideration for the agreements of the Holders, upon execution of the Agreement, the Company shall pay the Holders, in the aggregate, the sum of $50,000.   Within 20 business days of the execution of the Agreement, the Company shall pay the Holders, in the aggregate, the additional sum of $105,000, including $5,000 for the Holder’s legal fees and expenses as described in Section 10(d) herein. Wire instructions and respective pro-rata amounts shall be provided by the Holders in writing.  Promptly following the payment of an aggregate of $155,000 by the Company, the Holders will surrender their respective Warrants and Restricted Shares to the Company’s counsel for cancellation.  Following the payment of an aggregate of $155,000 by the Company, the Holders shall promptly file a satisfaction of judgment with the Supreme Court of the State of New York.

The amendments to the original debenture agreement are as follows:

(a)	The date included in the definition of “Maturity Date” in the second paragraph of the Debentures is hereby amended to read: November 23, 2013.

(b)
Section 4(b) of the Debentures is hereby amended to read as follows:
“Conversion Price.”  The conversion price in effect on any Conversion Date shall be equal to the lesser of (i) $.10 (the “Set Price”) and (ii) 90% of the average of the VWAPs for the 5 Trading Days immediately prior to the applicable Conversion Date (such lower price, as subject to adjustment herein, the “Conversion Price”).

(c)	For purposes of Sections 5(a), 5(b), 5(c) and 5(d) of the Debentures, the term “Conversion Price” shall be deemed to be the “Set Price”.

(d)
Reduction in Principal Amount of Debentures.  Subject to the terms and conditions hereunder, the Holders and the Company hereby agree that the principal amount outstanding under the Debentures shall be reduced to, in the aggregate, $1,300,000.  The individual amounts of each Holder’s Debenture, as reduced pursuant to this Section, shall be as set forth on Schedule A hereto.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

(e)
Daily Trading Volume of the Conversion Shares.  On any given Trading Day, the Holder shall not sell in open market transactions more than a number of Conversion Shares equal to the greater of (i) 20% of the trading volume on that day, or (ii) 20% of the daily average trading volume over the prior 5 trading days, however, provided that, in either case, the minimum daily trading volume shall be no less than 500,000 shares, subject to adjustment for reverse and forward stock splits and the like.

(f)
Mandatory Conversion. The Company shall have the right to force the Holders to convert the Debenture into Common Stock at such time that the VWAP of the Company’s Common Stock is no less than $1.00 per share (subject to adjustment for reverse and forward stock splits and the like) for a period of ten (10) consecutive trading days (the “Mandatory Conversion”); provided, however, during such 10 consecutive trading day period, the Equity Conditions (as defined in the original Debentures (prior to the Amended and Restated Debentures) have been met by the Company  Holders may deliver to the Company at its executive office, or to the Company’s transfer agent, as applicable, the Amended and Restated Debenture (as defined in Section 9(c)) so converted. As promptly as practicable thereafter, the Company shall issue, or shall cause its transfer agent to issue and deliver to such holder a certificate or certificates for the number of shares of Common Stock to which such holder is entitled.

In additional to the amendment to the Debenture, the Company also agrees to become current with all obligations under the Exchange Act, and shall, at all times thereafter, remain current in accordance with the rules and regulations of the Commission and its obligations under the Exchange Act.   On or before the earlier of (i) December 15, 2011 or (ii) the 30th calendar day following the date the Company becomes current in its filing obligations under the Exchange Act, the Company shall hire an investor relations firm, specializing in small-cap and micro-cap public companies, with a term of engagement of not less than 12 months.  On or before January 31, 2012 (subject to SEC or any other regulatory approval), the Company and Newco shall have consummated a merger transaction (the “Merger”) whereby the business of Newco is acquired by the Company.  In addition, as a part of the Merger, Newco and its direct and indirect subsidiaries, if any, shall deliver each holder a Guarantee, in the form of the Subsidiary Guarantee attached to the Purchaser Agreement, and shall comply with all terms and conditions of the Security Agreement, including, without limitation, the granting of a first priority lien in their respective assets to the Holders.

Upon compliance with the terms, conditions, and covenants in the Settlement and Amendment Agreement, the Holders shall promptly file a satisfaction of judgment with the Supreme Court of the State of New York.  Such filing is expressly conditioned upon the Company’s performance of such terms, conditions, and covenants.  There shall be no settlement of the Litigation until such time as the Company complies with all of the terms, conditions, and covenants of this Agreement.  The Holders reserve the right to take any and all actions to enforce the Judgment in the event that the Company does not comply with such terms, conditions, and covenants.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

11.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 149,475,127 shares have been issued and outstanding as of December 31, 2010 and December 31, 2009, respectively.

The presentation of recapitalization as of December 31, 2010 is depicted in the following table:

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

12.  DISCONTINUED OPERATIONS

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. On December 31, 2010, the Company classified its subsidiaries, Zhengzhou Global Telecom Equipment Ltd. (“Zhengzhou Global”), Guangzhou Global Telecommunication Co., Ltd.(Wuhan Branch), Guangzhou Global Telecommunication Co., Ltd.(Zhengzhou Branch), Guangzhou Global Telecommunication Co., Ltd.(Beijing Branch), together as discontinued operation entities.  Accordingly, these entities’ operations have been classified as discontinued operations in the consolidated statements of income and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets. The Company expected to sell these entities before 2011. Proceeds from the sales will be used for working capital for the Company and potentially purchasing of equipment.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

In accordance with SFAS No. 144 (ASC 360-10), “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the operation results of discontinued entities have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. On December 31, 2010, the Company assessed its long-lived assets in discontinued operation entities based on the best estimation per the revenue guidance and determined that no write-down is necessary because undiscounted cash flow is more than the carrying values of the assets.

The following table summarizes the amounts included in income/(loss) from discontinued operations for the year ended December 31, 2010 and 2009 presented:

Discontinued Operations	12/31/2010	12/31/2009
For the year ended

Sales	$311,144	$2,809,879
Cost of sales	283,077	2,871,082
Gross profit (loss)	28,067	(61,203)

Operating expenses	335,076	141,521
Other Income (Expenses)	567,972	(10,491)

Earnings before Taxes	(874,981)	(213,215)
Taxes	-	(100)
Net loss	$(874,981)	$(213,315)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented:

Financial Position	12/31/2010	12/31/2009
At

Current Assets	$-	$-
Non Current Assets	-	-
Total Assets	-	-

Current Liabilities	39,074	39,074
Total Long Term Liabilities	-	-
Total Liabilities	39,074	39,074

Net Assets	(39,074)	(39,074)

Total Liabilities & Net Assets	$-	$-

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

13.  BONUS EXPENSE

Included in general and administrative expenses are $2,320,147 of bonus expenses paid to employees for the compensation of their contribution to the Company for the year ended December 31, 2010.

14.  GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2010, the Company has an accumulated deficit of $6,138,894 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

As a result, these consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.