Form 10-Q
period 2011-03-31
Guangzhou Global Telecom, Inc.
filed 2011-12-30
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-130937

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

As of March 31, 2011, there were 149,475,127 shares outstanding of the registrant’s common stock.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Guangzhou Global Telecom, Inc.

Unaudited Consolidated Financial Statements

March 31, 2011 and December 31, 2010

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

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of March 31, 2011 and December 31, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2011 and December 31, 2010.  These interim consolidated financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred substantial losses, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement, all of which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	Samuel H. Wong & Co., LLP
December 16, 2011	Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

ASSETS		3/31/2011	12/31/2010
	Note
Current Assets
Cash and Cash Equivalents		$385,406	$159,930
Short-term Investment		228,307	226,867
Other Receivables	4	213,650	212,170
Due from shareholders	5	776,358	453,734
Inventories		802,912	1,092,029
Total Current Assets		2,406,633	2,144,730

Non-Current Assets
Property, plant & equipment, net	6	10,526	17,594
Other non-current assets		64,522	63,000
Total Non-Current Assets		75,048	80,594

TOTAL ASSETS		$2,481,681	$2,225,324

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$847,375	$807,864
VAT payable	7	1,182,902	1,147,037
Due to shareholders	5	177,102	176,518
Accrued liabilities and other payables		92,475	90,894
Convertible debenture - current portion	9	2,866,323	2,866,323
Total Current Liabilities		5,166,177	5,088,636

TOTAL LIABILITIES		$5,166,177	$5,088,636

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

		3/31/2011	12/31/2011
STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized, 149,475,127 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	10	$1,494,751	$1,494,751
Additional Paid in capital		1,409,399	1,409,399
Other Comprehensive Income		14,822	(5,795)
Retained Earnings		(5,948,880)	(6,083,150)
Minority Interest		345,412	321,483

TOTAL STOCKHOLDERS' EQUITY		$(2,684,496)	$(2,863,312)
TOTAL LIABILITIES AND STOCKHOLDERS' EUITY		$2,481,681	$2,225,324

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the three-month periods ended March 31, 2011 and 2010
 (Stated in US Dollars)

	Note	3/31/2011	3/31/2010
Sales		$9,219,946	$9,421,121
Cost of sales		8,935,698	9,123,562
Gross profit		284,248	297,559

Operating expenses
Selling expenses		-	-
Administrative and general expenses		88,925	1,286,144
Total operating expense		88,925	1,286,144
Gain (Loss) from Operations		195,323	(988,585)

Other income			35,889
Interest income		5	3
Other expenses		(3,346)	(310,043)
Interest expense		-	(2)
Gain (Loss) before taxation on Continuing Operations		191,982	(1,262,738)
Income tax		(33,783)	(591)
Gain (Loss) from Continuing Operations		158,199	(1,263,329)
Discontinued Operation Income (Loss), net of tax		-	(207,191)
Net Income (Loss)		158,199	(1,470,520)
Net income attributable to non-controlling interest		(23,929)	4,365
Net Income (Loss) Attributable to the Company		$134,270	$(1,466,155)

Earnings Per Share
Basic-Net Income (Loss)		$0.00	$(0.01)
-Income (Loss) from Continuing Operations		0.00	(0.01)
-Income (Loss) from non-controlling interest		(0.00)	0.00
-Income (Loss) from Discontinued Operations		0.00	(0.00)

Diluted- Net Income (Loss)		0.00	(0.01)
-Income (Loss) from Continuing Operations		0.00	(0.01)
-Income (Loss) from Non-controlling interest		(0.00)	0.00
-Income (Loss) from Discontinued Operations		0.00	$(0.00)
Weighted Average Shares Outstanding
-Basic		149,475,127	149,475,127
-Diluted		149,475,127	149,475,127

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the three-month period ended March 31, 2011 and the year ended December 31, 2010
 (Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid in	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance, January 1, 2010	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)
Net Income/(Loss)	-	-	-	-	(2,266,903)	-	$(2,266,903)
Reclassified to profit or loss on disposal of subsidiaries	-	-	-	(56,044)	-	67,491	11,447
Non-controlling Interest	-	-	-	-	-	32,795	32,795
Foreign Currency Translation	-	-	-	11,491	-	-	11,491
Balance at December 31, 2010	149,475,127	$1,494,751	$1,409,399	$(5,795)	$(6,083,150)	$321,483	$(2,863,312)

Balance, January 1, 2011	149,475,127	$1,494,751	$1,409,399	$(5,795)	$(6,083,150)	$321,483	$(2,863,312)
Net Income/(Loss)	-	-	-	-	134,270	-	134,270
Non-controlling Interest	-	-	-	-	-	23,929	23,929
Foreign Currency Translation	-	-	-	20,617	-	-	20,617
Balance at March 31, 2011	149,475,127	$1,494,751	$1,409,399	$14,822	$(5,948,880)	$345,412	$(2,684,496)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2011 and 2010
(Stated in US Dollars)

Cash flow from operating activities	3/31/2011	3/31/2010
Net (Loss)/income	$134,270	$(1,470,520)

Discontinued Operation Loss, net of tax	-	-
Minority interest	23,929	(4,365)
Depreciation	3,775	2,893
Loss/(Gain) on disposal of property, plant and equipment	3,294	311,529
Decrease/(increase) in other receivables	(1,480)	897,586
Decrease/(increase) in amount due from a related party	(322,624)	18,377
Decrease/(increase) in purchase deposit	-	861,488
Decrease/(increase) in inventories	289,116	293,627
Increase/(decrease) in tax payables	5,897	121
Increase/(decrease) in accrued liabilities and other payables	2,165	(8,328)
Increase/(decrease) in VAT payable	35,866	225
Increase/(decrease) in income tax payable	33,613	(8,623)
Cash Provided by operating activities – continuing operations	207,821	894,010

Net cash provided by/(used in) operating activities	207,821	894,010

Cash flows from investing activities
Sale of Equipment	-	659
Purchase for short-term investment	(1,440)	-
Payments for deposits	(1,522)	-

Cash Used in investing activities – continuing operations	(2,962)	659

Net cash provided by/(used in) investing activities	$(2,962)	$659

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2011 and 2010
(Stated in US Dollars)

Cash flows from financing activities
Issuance of Common Stock	$-	$-
Proceeds of convertible debentures	-	-
Cash provided by financing activities – continuing operations	-	-
Cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year – continuing operations	204,859	894,669

Net decrease in cash and cash equivalents for the Year	204,859	894,669

Effect of Currency Translation – continuing operations	20,617	38,038

	20,617	38,038

Cash & Cash Equivalents at Beginning of Year - continuing operations	159,930	377,591

	159,930	377,591

Cash & Cash Equivalents at End of Year - continuing operations	385,406	1,310,298

Cash & Cash Equivalents at End of Year	$385,406	$1,310,298

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

Pursuant to a Stock Purchase Agreement dated July 29, 2008, the Company acquired 51% of the issued and outstanding shares in Guangzhou Renwoxing Telecom (“GRT”), a limited liability company incorporated in China. Pursuant to the terms of the Stock Purchase Agreements, the Shareholders agreed to sell and transfer the proportion of the shares to the Company for a purchase consideration of US$291,833.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of March 31, 2011, detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Global Telecom Holding, Ltd.	BVI	100	HKD 7,800
Guangzhou Global Telecommunication Co., Ltd.	PRC	100	RMB 3,030,000
Guangzhou Renwoxing Telecom Co., Ltd.	PRC	51	RMB 3,010,000

(c)	Economic and Political Risks

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

Exchange Rates	3/31/2011	12/31/2010	3/31/2010
Year end RMB : US$ exchange rate	6.5701	6.6118	6.8361
Average year RMB : US$ exchange rate	6.5894	6.7788	6.8360

Year end HKD : US$ exchange rate	7.7887	7.7832	7.7647
Average year HKD : US$ exchange rate	7.7879	7.7695	7.7639

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(p)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States, People’s Republic of China (PRC), and British Virgin Islands (BVI) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries domiciled and operated in China, the taxation of these entities are summarized below:

•
GGT and GRT are located in the PRC, and GTHL is located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled.  The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

Subsidiary	Country of Domicile	Income Tax Rate
GGT and GRT	PRC	25.0%
GTHL	British Virgin Islands	0.00%

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

•
Since Guangzhou Global Telecom, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the three months ended March 31, 2011 and 2010.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

4.	OTHER RECEIVABLES

Other receivables as of March 31, 2011 and December 31, 2010 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

As of 3/31/2011
Type of Account
Trade financing to business associates	$213,650
Allowance for bad debt	-
Other receivable, net	$213,650

As of 12/31/2010
Type of Account
Trade financing to business associates	$212,170
Allowance for bad debt	-
Other receivable, net	$212,170

5.	DUE FROM/TO SHAREHOLDERS

The following table presents the balances the Company due to and from shareholders.

As of 3/31/2011

Due from shareholders	$776,358
Due to shareholders	(177,102)
Net due from/(due to)	$599,256

As of 12/31/2010

Due from shareholders	$453,734
Due to shareholders	(176,518)
Net due from/(due to)	$277,2164

Amounts owing to the Company’s shareholders are non-interest-bearing and payable on demand. During the year ended December 31, 2010, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd., one of the Company’s wholly owned subsidiaries, sold a property to a shareholder of the Company for $134,608.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of March 31, 2011 and December 31, 2010:

As of 3/31/2011
At cost
Equipment	$14,239
Furniture & Fixtures	39,762
Motor Vehicles	-
Building	-
Total	$54,001

Less: Accumulated depreciation
Equipment	$(11,423)
Furniture & Fixtures	(32,051)
Motor Vehicles	-
Building	-
$(43,475)
$10,526

As of 12/31/2010
At cost
Equipment	$14,149
Furniture & Fixtures	39,511
Motor Vehicles	52,514
Building	-
Total	$106,174

Less: Accumulated depreciation
Equipment	$13,069
Furniture & Fixtures	27,451
Motor Vehicles	48,058
Building	-
$88,578
$17,594

The depreciation expenses were $3,775 and $2,893 for the three months ended March 31, 2011 and 2010, respectively.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

7.    VALUE ADDED TAX PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at March 31, 2011.  Thus, the VAT payable as of March 31, 2011 included the past due VAT possibly to be waived.

8.    LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the three months ended March 31, 2011 and 2010 amounted to $364 and $9,624, respectively.  Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $4,493 distributed as:

Fiscal Year	Minimum Lease Payments
2011	$4,129

9.    CONVERTIBLE BONDS AND BOND WARRANTS

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

The Convertible Debentures Payable, net consisted of the following: -

Continuing Operation	3/31/2011	12/31/2010
Convertible Debenture - Principal and interest
Balance as at beginning of period	$3,428,751	$3,428,751
Addition	-	-
Redemption	(562,428)	(562,428)
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Restructure cost	-	-
Balance as at end of year	$2,866,323	$2,866,323

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$2,866,323	$2,866,323

The Convertible Debenture was classified as current and non-current as follows:

Continuing Operation	3/31/2011	12/31/2010

Current portion	$2,866,323	$2,866,323
Non - current Portion	-	-
	$2,866,323	$2,866,323

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
And for the three-month periods ended March 31, 2011 and 2010

10.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 149,475,127 shares have been issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.

The presentation of recapitalization as of March 31, 2011 is depicted in the following table:

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

11.  GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2011, the Company has an accumulated deficit of $5,948,880 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

As a result, these consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2011 and 2010 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2010. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Company Overview

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

Going Concern

The quarterly (unaudited) consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2011, the Company has an accumulated deficit of $5,948,880 due to the fact that the Company incurred losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

As a result, these consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Results of Operations

Results of operations for the period ended March 31, 2011 as compared to the period ended March 31, 2010

The following table presents the statement of operations for the three months ended March 31, 2011 as compared to the comparable period of the three months ended March 31, 2010. The discussion following the table is based on these results.

	3/31/2011	3/31/2010
Sales	$9,219,946	$9,421,121
Cost of sales	8,935,698	9,123,562
Gross profit	284,248	297,559
Operating expense
Selling expenses	-	-
Administrative and general expenses	88,925	1,286,144
Total operating expense	88,925	1,286,144
Operating loss	195,323	(988,585)
Other income/(expense)
Other income	-	35,889
Interest income	5	3
Other expenses	(3,346)	(310,043)
Interest expenses	-	(2)
Total other income/(expense)	(3,341)	(274,153)
Gain/(loss) from continued operation	191,982	(1,262,738)
Income tax	(33,783)	(591)
Loss from discontinued operation, net of tax	-	(207,191)
Net income/(loss)	158,199	(1,470,520)
Net income/(loss) attributable to:
Common stockholders	$134,270	$(1,466,155)
Non-controlling interest	23,929	(4,365)
Earnings Per Share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Weighted Average Shares Outstanding
Basic	149,475,127	149,475,127
Diluted	149,475,127	149,475,127

Total Revenue

During the three months ended March 31, 2011, we generated $9,219,946 in revenues as compared to $9,421,121 during the same period in 2010, representing a decrease of $201,175 or approximately 2.2%.  The revenues were roughly the same.

Gross Profit

The gross profit decreased to $284,248 during the three months ended March 31, 2011 from $297,559 in the same period of 2010, representing $13,311 or 4.7% decrease.   The gross margin kept at roughly same level, as it decreased slightly from 3.2% to 3.1%.  The slight decrease in gross profit was mainly due to the slight decrease in revenues.

Expenses

Our general and administrative expenses (“G&A expenses”) were $88,925 during the three months ended March 31, 2011 as compared to $1,286,144 during the same period of 2010, representing a decrease of $1,197,219 or approximately 13 times.  The decrease in G&A expenses was mainly due to the fact that there were special bonus to senior management and the certain lay-off compensation for discontinued operating entities paid in 2010.

Other Expenses

Other expenses during the three months ended March 31, 2010 mainly represented the loss on disposal of property.

Discontinued operations

Loss of discontinued operations, net of tax, in 2010 represented the operating results for the Singapore, Macau and Hong Kong subsidiaries and a Guangzhou subsidiary.  Our Singapore and Hong Kong subsidiaries were not able to start its operation since its inception, so we closed them.  Our Macau and one of our Guangzhou subsidiaries were not able to continue to generate profits, so we closed them to retain our capital.

Net results

Net profit recorded $158,199 during the three months ended March 31, 2011, as compared to a net loss of $1,470,520 during the three months ended March 31, 2010.  The net result turned to profits from loss was mainly due to the decrease of general and administrative expenses, other expenses and loss of discontinued operations, net of tax as explained above.

Liquidity and Capital Resources

Cash provided by operating activities were $207,821 during the three months ended March 31, 2011 as compared to cash provided by operating activities of 894,010 during the three months ended March 31, 2010.   Cash provided by operating activities during the first three months ended March 31, 2011 was mainly resulted from net income $134,270, decrease in current assets (other receivables and inventories) of $287,636 in total, changes in other non-cash expenses of $108,539 in total, by netting off increase in amount due from a related party $322,624.  Cash provided by operating activities during the three months ended March 31, 2010 was mainly resulted from decrease in current assets (other receivables, purchase deposits, inventories) of $2,052,701 in total, changes in other non-cash expenses of $311,829, by netting off net loss of $1,470,520.  The decrease of current assets was mainly due to that the Company adopted certain measures to take back the cash deposits or other non-workable pre-payments to improve our cashflow pressure in 2010 and 2011.

The cash flows used in investing activities in the three months ended March 31, 2011 were $2,962 and they were used to purchase short-term investment and payments for deposits.  The cash flows provided by investing activities for the three months ended March 31, 2010 were $659 and they were cash proceeds of disposal of property and equipment.

Cash flows provided by or used in financing activities were zero during the three months ended 2011 and 2010.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the three months ended March 31, 2011.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (t) to Consolidated Financial Statements for the three-month periods ended March 31, 2011 and 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUANGZHOU GLOBAL TELECOM, INC.

Date: December 30, 2011	By:	/s/ Yankuan Li
Yankuan Li
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors