Form 10-Q
period 2011-06-30
Guangzhou Global Telecom, Inc.
filed 2011-12-30
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of June 30, 2011, there were 149,475,127 shares outstanding of the registrant’s common stock.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Guangzhou Global Telecom, Inc.

Unaudited Consolidated Financial Statements

June 30, 2011 and December 31, 2010

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

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of June 30, 2011 and December 31, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the six-month periods ended June 30, 2011 and December 31, 2010.  These interim consolidated financial statements are the responsibility of the Company's management.

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

December 15, 2011 San Mateo, California	Samuel H. Wong & Co., LLP Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

ASSETS		6/30/2011	12/31/2010
	Note
Current Assets
Cash and Cash Equivalents		$118,944	$159,930
Short-term Investment		448,639	226,867
Other Receivables	4	263,013	212,170
Due from related parties	5	840,590	453,734
Purchase deposits		332,101	-
Inventories		473,097	1,092,029
Total Current Assets		2,476,384	2,144,730

Non-Current Assets
Property, plant & equipment, net	6	7,771	17,594
Other non-current assets		64,547	63,000
Total Non-Current Assets		72,318	80,594

TOTAL ASSETS		$2,548,702	$2,225,324

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$889,486	$807,864
VAT payable	7	1,203,618	1,147,037
Due to related parties	5	225,902	176,518
Accrued liabilities and other payables		42,173	90,894
Convertible debenture - current portion	9	2,866,323	2,866,323
Total Current Liabilities		5,227,502	5,088,636

TOTAL LIABILITIES		$5,227,502	$5,088,636

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

		6/30/2011	12/31/2011
STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized, 149,475,127 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	10	$1,494,751	$1,494,751
Additional Paid in capital		1,409,399	1,409,399
Other Comprehensive Income		19,351	(5,795)
Retained Earnings		(5,967,393)	(6,083,150)
Minority Interest		365,092	321,483

TOTAL STOCKHOLDERS' EQUITY		$(2,678,800)	$(2,863,312)
TOTAL LIABILITIES AND STOCKHOLDERS' EUITY		$2,548,702	$2,225,324

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the six-month periods ended June 30, 2011 and 2010
 (Stated in US Dollars)

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Sales	$3,511,488	$9,186,173	$12,731,434	$18,607,294
Cost of sales	3,440,678	8,909,339	12,376,375	18,032,901
Gross profit	70,810	276,834	355,059	574,393

Operating expenses
Selling expenses	-	-	-	-
Administrative and general expenses	89,585	1,474,823	178,510	2,760,968
Total operating expense	89,585	1,474,823	178,510	2,760,968
Loss from Operations	(18,775)	(1,197,989)	176,549	(2,186,575)

Other income	45,861	32,346	45,861	68,235
Interest income	4	2	9	5
Other expenses	(231)	(116)	(3,578)	(310,159)
Interest expense	-	(20,487)	-	(20,489)
Gain (Loss) before taxation on Continuing Operations	26,859	(1,186,244)	218,841	(2,448,983)
Income tax	(25,692)	(30,918)	(59,475)	(28,544)
Gain (Loss) from Continuing Operations	1,167	(1,217,162)	159,366	(2,477,527)
Discontinued Operation Income (Loss), net of tax	-	-	-	(210,156)
Net Income (Loss)	1,167	(1,217,162)	159,366	(2,687,683)
Net income attributable to non-controlling interest	(19,680)	(32,985)	(43,609)	(28,621)
Net Income (Loss) Attributable to the Company	$(18,513)	$(1,250,147)	$115,757	$(2,716,304)

Earnings Per Share
Basic-Net Income (Loss)	$0.00	$(0.01)	$0.00	$(0.02)
-Income (Loss) from Continuing Operations	0.00	(0.01)	0.00	(0.02)
-Income (Loss) from non-controlling interest	(0.00)	(0.00)	(0.00)	(0.00)
-Income (Loss) from Discontinued Operations	0.00	0.00	0.00	(0.00)

Diluted- Net Income (Loss)	0.00	(0.01)	0.00	(0.02)
-Income (Loss) from Continuing Operations	0.00	(0.01)	0.00	(0.02)
-Income (Loss) from Non-controlling interest	(0.00)	(0.00)	(0.00)	(0.00)
-Income (Loss) from Discontinued Operations	$0.00	$0.00	$0.00	$(0.00)
Weighted Average Shares Outstanding
-Basic	149,475,127	148,251,263	149,475,127	148,870,071
-Diluted	149,475,127	148,251,263	149,475,127	148,870,071

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the six-month period ended June 30, 2011 and the year ended December 31, 2010
 (Stated in US Dollars)

	Total Number of Shares	Common Stock	Additional Paid in Capital	Other Comprehensive Income	Retained Earnings	Minority Interest	Total

Balance, January 1, 2010	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)
Net Income/(Loss)	-	-	-	-	(2,266,903)	-	(2,266,903)
Reclassified to profit or loss on disposal of subsidiaries	-	-	-	(56,044)	-	67,491	11,447
Non-controlling Interest	-	-	-	-	-	32,795	32,795
Foreign Currency Translation	-	-	-	11,491	-	-	11,491
Balance at December 31, 2010	149,475,127	$1,494,751	$1,409,399	$(5,795)	$(6,083,150)	$321,483	$(2,863,312)

Balance, January 1, 2011	149,475,127	$1,494,751	$1,409,399	$(5,795)	$(6,083,150)	$321,483	$(2,863,312)
Net Income/(Loss)	-	-	-	-	115,757	-	115,757
Non-controlling Interest	-	-	-	-	-	43,609	43,609
Foreign Currency Translation	-	-	-	25,146	-	-	25,146
Balance at June 30, 2011	149,475,127	$1,494,751	$1,409,399	$19,351	$(5,967,393)	$365,092	$(2,678,800)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2011 and 2010
(Stated in US Dollars)

	Three months ended		Six months ended
Cash flow from operating activities	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Net (Loss)/income	$(18,513)	$(1,250,147)	$115,757	$(2,716,304)

Minority interest	19,680	176,719	43,609	172,354
Depreciation	2,487	2,099	6,262	4,992
Loss/(Gain) on disposal of property, plant and equipment	268	110,124	3,561	421,655
Decrease/(increase) in other receivables	(49,363)	512,361	(50,843)	1,409,946
Decrease/(increase) in amount due from related parties	(64,231)	-	(386,855)	-
Decrease/(increase) in purchase deposit	(332,101)	494,696	(332,101)	1,356,184
Decrease/(increase) in inventories	329,816	(373,700)	618,932	(80,073)
Increase/(decrease) in tax payables	15,634	32,947	21,532	33,068
Increase/(decrease) in accrued liabilities and other payables	(1,503)	(6,666)	662	3,384
Increase/(decrease) in VAT payable	20,715	5,537	56,580	5,762
Increase/(decrease) in income tax payable	26,477	-	60,090	(12,988)

Net cash provided by/(used in) operating activities	(50,634)	(296,030)	157,186	597,980

Cash flows from investing activities
Sale of Equipment	-	21,050	-	21,709
Purchase for short-term investment	(220,332)	-	(221,771)	-
Payments for deposits	(25)	-	(1,547)	-

Net cash provided by/(used in) investing activities	$(220,357)	$21,050	$(223,318)	$21,709

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2011 and 2010
(Stated in US Dollars)

Cash flows from financing activities
Issuance of Common Stock	$-	$-	$-	$-
Proceeds of convertible debentures	-	-	-	-
Redemption of Common Stock	-	(346,619)	-	(346,619)

Net cash provided by financing activities	-	(346,619)	-	(346,619)

Net Increase/(Decrease) in Cash & Cash Equivalents	(270,991)	(621,599)	(66,132)	273,070

Effect of Currency Translation	4,529	(46,807)	25,146	(8,769)

Cash & Cash Equivalents at Beginning of Period	385,406	1,310,298	159,930	377,591

Cash & Cash Equivalents at End of Year	$118,944	$641,892	$118,944	$641,892

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of June 30, 2011, detailed identities of the consolidating subsidiaries are as follows:-

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

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

Exchange Rates	6/30/2011	12/31/2010	6/30/2010
Year end RMB : US$ exchange rate	6.4640	6.6118	6.8086
Average year RMB : US$ exchange rate	6.5482	6.7788	6.8347

Year end HKD : US$ exchange rate	7.7835	7.7832	7.7847
Average year HKD : US$ exchange rate	7.7830	7.7695	7.7717

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

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

•
Since Guangzhou Global Telecom, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the six months ended June 30, 2011 and 2010.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

4.	OTHER RECEIVABLES

Other receivables as of June 30, 2011 and December 31, 2010 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

	As of 6/30/2011	As of 12/31/2010
Type of Account
Trade financing to business associates	$263,013	$212,170
Allowance for bad debt	-	-
Other receivable, net	$263,013	$212,170

5.	DUE FROM/TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	As of 6/30/2011	As of 12/31/2010
Due from related parties	$840,590	$453,734
Due to related parties	(225,902)	(176,518)
Net due from/(due to)	$614,688	$277,2164

Amounts owing to the Company’s related parties are non-interest-bearing and payable on demand. During the year ended December 31, 2010, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd., one of the Company’s wholly owned subsidiaries, sold a property to a shareholder of the Company for $134,608.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of June 30, 2011 and December 31, 2010:

	As of 6/30/2011	As of 12/31/2010

At cost
Equipment	$13,583	$14,149
Furniture & Fixtures	40,414	39,511
Motor Vehicles	-	52,514
Building	-	-
Total	$53,997	$106,174

Less: Accumulated depreciation
Equipment	$(10,349)	$13,069
Furniture & Fixtures	(35,877)	27,451
Motor Vehicles		48,058
Building		-
	$(46,226)	$88,578

	$7,771	$17,594

The depreciation expenses were $6,262 and $4,992 for the six months ended June 30, 2011 and 2010, respectively.

7.    VALU ADDED TAX PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at June 30, 2011.  Thus, the VAT payable as of June 30, 2011 included the past due VAT possibly to be waived.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

8.    LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the six and twelve months ended June 30, 2011 and December 31, 2010 amounted to $367 and $1,859, respectively.  Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $4,493 distributed as:

Fiscal Year	Minimum Lease Payments
2011	$4,126

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

Because of the fact that the Fixed Rate Convertible Debenture contain three separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture (after two rounds)	$3,428,571
(2)	Discount	$428,571
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method.

The Convertible Debentures Payable, net consisted of the following: -

	6/30/2011	12/31/2010
Convertible Debenture - Principal and interest
Balance as at beginning of period	$3,428,751	$3,428,751
Addition	-	-
Redemption	(562,428)	(562,428)
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Restructure cost	-	-
Balance as at end of year	$2,866,323	$2,866,323

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$2,866,323	$2,866,323

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

The Convertible Debenture was classified as current and non-current as follows:
	6/30/2011	12/31/2010

Current portion	$2,866,323	$2,866,323
Non - current Portion	-	-
	$2,866,323	$2,866,323

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

10.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 149,475,127 shares have been issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.

The presentation of recapitalization as of June 30, 2011 is depicted in the following table:

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2011 and December 31, 2010
And for the six-month periods ended June 30, 2011 and 2010

11.  GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2011, the Company has an accumulated deficit of $5,967,393 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and six months ended June 30, 2011 and 2010 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2010. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As of June 30, 2011, the Company has an accumulated deficit of $5,967,393 due to the fact that the Company incurred losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

As a result, these consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Results of Operations

Results of Operation for the three months ended June 30, 2011 compared with three months ended June 30, 2010

Total Revenue

During the three months ended June 30, 2011, we generated $3,511,488 in revenue as compared to $9,186,173 during the same period in 2010, representing a decrease of $5,674,685 or approximately 62%.  The lower sales amount during the three months ended June 30, 2011, was mainly a major supplier of store-value cards temporarily ceased its business with us for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province.  The supplier will re-start its business with us after the completion of its upgrade and our sales are expected to increase and even beyond the original level.

Gross Profit

The gross profit was $70,810 for the three months ended June 30, 2011 as compared to $276,834 during the same period of 2010, representing $260,024 or 74% decrease.  The gross profit margin decreased from 3% to 2%.  The decrease in gross profit was mainly due to the decrease in revenue as explained above.  It also accounted for the small decrease in gross profits margin.

Expenses

Our general and administrative expenses (“G&A expenses”) were $89,585 during the three months ended June 30, 2011 as compared to $1,474,823 during the three months ended June 30, 2010, representing a decrease of $1,385,238 or 94%.   The decrease in G&A expenses was mainly due to the fact that there were special bonus to senior management and the certain lay-off compensation for discontinued operating entities paid in 2010.  Of which, the laid-off expenses and special bonus for Macau Branch amounted to $506,770 and the special bonus in Guangzhou Branch amounted to $346,041.

Net results

Net Profit recorded $1,167 during the three months ended June 30, 2011 as compared to a net loss recorded $1,217,162 during the three months ended June 30, 2010.  Although sales and gross profit dropped significantly in the second quarter of 2011, the result of this period turned to profits.  It was mainly due to the greater reduction of G&A expenses in 2011 as explained above.

Results of Operation for the six months ended June 30, 2011 compared with six months ended June 30, 2010

Total Revenue

During the six months ended June 30, 2011, we generated $12,731,434 in revenues as compared to $18,607,294 during the same period in 2010, representing a decrease of $5,875,860 or approximately 46%.   The lower sales amount during the six months ended June 30, 2011, was mainly a major supplier of store-value cards temporarily ceased its business in the second quarter of 2011 with us for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province.   The supplier will re-start its business with us after the completion of its upgrade and our sales are expected to increase and even beyond the original level.

Gross Profit

The gross profit decreased to $355,059 during the six months ended June 30, 2011 from $574,393 in the same period of 2010, representing a $219,334 or 62% decrease.   The gross profit margin decreased from 3.1% to 2.8%.  The decrease in gross profit was mainly due to the decrease in revenue as explained above.  It also accounted for the small decrease in gross profits margin.

Expenses

Our general and administrative expenses (“G&A expenses”) were $178,510 during the six months ended June 30, 2011 as compared to $2,760,968 during the same period of 2010, representing a decrease of $2,582,458 or approximately 14 times.  The decrease in G&A expenses was mainly due to the fact that there were special bonus to senior management and the certain lay-off compensation for discontinued operating entities paid in 2010.

Other Expenses

Other expenses during the six months ended June 30, 2010 mainly represented the loss on disposal of property.

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

Net results

Net profit recorded $115,757 during the six months ended June 30, 2011, as compared to a net loss of $2,716,304 during the six months ended June 30, 2010.  Although sales and gross profit were reduced in this period of 2011, the net result turned to profits from loss.  It was mainly due to the decrease of general and administrative expenses, other expenses and loss of discontinued operations, net of tax as explained above.

Liquidity and Capital Resources

Cash provided by operating activities were $157,186 during the six months ended June 30, 2011 as compared to cash provided by operating activities of 597,980 during the six months ended June 30, 2010.  Cash provided by operating activities during the first six months ended June 30, 2011 was mainly resulted from net income $115,757, decrease in inventories $618,932, changes in other non-cash expenses of $192,296 in total, by netting off increase in current assets (other receivables and purchase deposit) of $382,944 in total and increase in amount due from a related party $386,855.  Cash provided by operating activities during the six months ended June 30, 2010 was mainly resulted from decrease in current assets (other receivables and purchase deposits) of $2,766,130 in total, changes in other non-cash expenses of $548,154, by netting off net loss of $2,716,304.

The cash flows used in investing activities in the six months ended June 30, 2011 were $223,318 and they were used to purchase short-term investment $221,771 and payments for deposits $1,547.  The cash flows provided by investing activities for the six months ended June 30, 2010 were $21,709 and they were cash proceeds of disposal of equipment.

There was no cash flow provided by or used in financing activities in the six months ended June 30, 2011 whereas there was cash used in financing activities in the period of 2010 of amount $346,619.  The cash was used in redemption of common stock.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the period ended June 30, 2011.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (t) to Consolidated Financial Statements for the periods ended June 30, 2011 and 2010.

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