Form 10-Q
period 2011-09-30
Guangzhou Global Telecom, Inc.
filed 2011-12-30
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of September 30, 2011, there were 149,475,127 shares outstanding of the registrant’s common stock.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Guangzhou Global Telecom, Inc.

Unaudited Consolidated Financial Statements

September 30, 2011 and December 31, 2010

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

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of September 30, 2011 and December 31, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the nine-month periods ended September 30, 2011 and December 31, 2010.  These interim consolidated financial statements are the responsibility of the Company's management.

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

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

ASSETS		9/30/2011	12/31/2010
	Note
Current Assets
Cash and Cash Equivalents		$345,539	$159,930
Short-term Investment		452,998	226,867
Prepaid expenses		50,042	-
Other Receivables	4	218,706	212,170
Due from related parties	5	817,691	453,734
Purchase deposits		22,915	-
Inventories		640,497	1,092,029
Total Current Assets		2,548,388	2,144,730

Non-Current Assets
Property, plant & equipment, net	6	5,120	17,594
Other non-current assets		64,562	63,000
Total Non-Current Assets		69,682	80,594

TOTAL ASSETS		$2,618,070	$2,225,324

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$903,982	$807,864
VAT payable	7	1,214,818	1,147,037
Due to related parties	5	270,373	176,518
Accrued liabilities and other payables		37,964	90,894
Convertible debenture - current portion	9	2,866,323	2,866,323
Total Current Liabilities		5,293,460	5,088,636

TOTAL LIABILITIES		$5,293,460	$5,088,636

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

		9/30/2011	12/31/2011
STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized, 149,475,127 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	10	$1,494,751	$1,494,751
Additional Paid in capital		1,409,399	1,409,399
Other Comprehensive Income		50,125	(5,795)
Retained Earnings		(6,014,146)	(6,083,150)
Minority Interest		384,481	321,483

TOTAL STOCKHOLDERS' EQUITY		$(2,675,390)	$(2,863,312)
TOTAL LIABILITIES AND STOCKHOLDERS' EUITY		$2,618,070	$2,225,324

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Income
For the nine-month periods ended September 30, 2011 and 2010
 (Stated in US Dollars)

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Sales	$3,093,734	$9,182,620	$15,825,168	$27,789,914
Cost of sales	3,024,554	8,909,275	15,400,929	26,942,175
Gross profit	69,180	273,345	424,239	847,739

Operating expenses
Selling expenses	-	-	-	-
Administrative and general expenses	93,220	107,301	271,729	2,868,269
Total operating expense	93,220	107,301	271,729	2,868,269
Income (Loss) from Operations	(24,040)	166,044	152,510	(2,020,530)

Other income	297	56,542	46,159	124,777
Interest income	2	2	11	7
Other expenses	(23)	(776)	(3,600)	(310,935)
Interest expense	-	(51)	-	(20,540)
Gain (Loss) before taxation on Continuing Operations	(23,764)	221,761	195,080	(2,227,221)
Income tax	(3,603)	(15,328)	(63,078)	(43,872)
Gain (Loss) from Continuing Operations	(27,367)	206,433	132,002	(2,271,093)
Discontinued Operation Income (Loss), net of tax	-	-	-	(210,156)
Net Income (Loss)	(27,367)	206,433	132,002	(2,481,249)
Net income attributable to non-controlling interest	(19,389)	(7,626)	(62,998)	(36,246)
Net Income (Loss) Attributable to the Company	$(46,756)	$198,807	$69,004	$(2,517,495)

Earnings Per Share
Basic-Net Income (Loss)	$(0.00)	$0.00	$0.00	$(0.02)
-Income (Loss) from Continuing Operations	(0.00)	0.00	0.00	(0.02)
-Income (Loss) from non-controlling interest	(0.00)	(0.00)	(0.00)	0.00
-Income (Loss) from Discontinued Operations	0.00	0.00	0.00	0.00

Diluted- Net Income (Loss)	(0.00)	0.00	0.00	(0.02)
-Income (Loss) from Continuing Operations	(0.00)	0.00	0.00	(0.02)
-Income (Loss) from Non-controlling interest	(0.00)	(0.00)	(0.00)	0.00
-Income (Loss) from Discontinued Operations	$0.00	$0.00	$0.00	$0.00
Weighted Average Shares Outstanding
-Basic	149,475,127	149,475,127	149,475,127	149,475,127
-Diluted	149,475,127	149,475,127	149,475,127	149,475,127

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
For the nine-month period ended September 30, 2011 and the year ended December 31, 2010
 (Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid in	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance, January 1, 2010	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)
Net Income/(Loss)	-	-	-	-	(2,266,903)	-	(2,266,903)
Reclassified to profit or loss on disposal of subsidiaries	-	-	-	(56,044)	-	67,491	11,447
Non-controlling Interest	-	-	-	-	-	32,795	32,795
Foreign Currency Translation	-	-	-	11,491	-	-	11,491
Balance at December 31, 2010	149,475,127	$1,494,751	$1,409,399	$(5,795)	$(6,083,150)	$321,483	$(2,863,312)

Balance, January 1, 2011	149,475,127	$1,494,751	$1,409,399	$(5,795)	$(6,083,150)	321,483	$(2,863,312)
Net Income/(Loss)	-	-	-	-	69,004	-	69,004
Non-controlling Interest	-	-	-	-	-	62,998	62,998
Foreign Currency Translation	-	-	-	55,920	-	-	55,920
Balance at September 30, 2011	149,475,127	$1,494,751	$1,409,399	$50,125	$(6,014,146)	$384,481	$(2,675,390)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2011 and 2010
(Stated in US Dollars)

	Three months ended		Nine months ended
Cash flow from operating activities	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Net (Loss)/income	$(46,756)	$198,807	$69,004	$(2,517,495)

Minority interest	19,389	86,015	62,998	258,369
Depreciation	2,651	1,457	8,913	8,427
Loss/(Gain) on disposal of property, plant and equipment	-	-	3,561	419,676
Decrease/(increase) in prepaid expenses	(50,042)	-	(50,042)	-
Decrease/(increase) in other receivables	44,306	(588,119)	(6,537)	475,208
Decrease/(increase) in amount due from related parties	22,899	-	(363,957)	-
Decrease/(increase) in purchase deposit	309,185	169,751	(22,915)	1,525,935
Decrease/(increase) in inventories	(167,399)	(349,379)	451,532	(429,452)
Increase/(decrease) in tax payables	10,452	26,461	31,984	59,529
Increase/(decrease) in accrued liabilities and other payables	40,264	(119,795)	40,925	(116,412)
Increase/(decrease) in VAT payable	11,201	23,310	67,782	29,072
Increase/(decrease) in income tax payable	4,044	201	64,134	(12,787)

Net cash provided by/(used in) operating activities	200,194	(551,291)	357,382	(299,930)

Cash flows from investing activities
Sale of Equipment	-	-		21,708
Purchase for short-term investment	(4,359)	-	(226,130)	-
Payments for deposits	(15)	-	(1,562)	-

Net cash provided by/(used in) investing activities	$(4,374)	$-	$(227,692)	$21,708

Cash flows from financing activities
Issuance of Common Stock	$-	$-	$-	$-
Proceeds of convertible debentures	-	-	-	-
Redemption of Common Stock	-	-	-	-

Net cash provided by financing activities	-	-	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents	195,820	(551,291)	129,690	(278,222)

Effect of Currency Translation	30,774	34,784	55,920	26,015

Cash & Cash Equivalents at Beginning of Period	118,944	641,891	159,930	377,591

Cash & Cash Equivalents at End of Year	$345,539	$125,384	$345,539	$125,384

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of September 30, 2011, detailed identities of the consolidating subsidiaries are as follows:-

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010
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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

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

Exchange Rates	9/30/2011	12/31/2010	9/30/2010
Year end RMB : US$ exchange rate	6.4018	6.6118	6.6981
Average year RMB : US$ exchange rate	6.5060	6.7788	6.8164

Year end HKD : US$ exchange rate	7.7934	7.7832	7.7582
Average year HKD : US$ exchange rate	7.7867	7.7695	7.7717

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

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

•
Since Guangzhou Global Telecom, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the six months ended September 30, 2011 and 2010.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010
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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

4.    OTHER RECEIVABLES

Other receivables as of September 30, 2011 and December 31, 2010 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

	As of 9/30/2011	As of 12/31/2010
Type of Account
Trade financing to business associates	$218,706	$212,170
Allowance for bad debt	-	-
Other receivable, net	$218,706	$212,170

5.    DUE FROM/TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	As of 9/30/2011	As of 12/31/2010
Due from related parties	$817,691	$453,734
Due to related parties	(270,373)	(176,518)
Net due from/(due to)	547,318	$277,2164

Amounts owing to the Company’s related parties are non-interest-bearing and payable on demand. During the year ended December 31, 2010, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd., one of the Company’s wholly owned subsidiaries, sold a property to a shareholder of the Company for $134,608.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

6.    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of September 30, 2011 and December 31, 2010:

	As of 9/30/2011	As of 12/31/2010

At cost
Equipment	$13,715	$14,149
Furniture & Fixtures	40,807	39,511
Motor Vehicles	-	52,514
Building	-	-
Total	$54,522	$106,174

Less: Accumulated depreciation
Equipment	$(10,843)	$13,069
Furniture & Fixtures	(38,558)	27,451
Motor Vehicles	-	48,058
Building	-	-
	$(49,402)	$88,578

	$5,120	$17,594

The depreciation expenses were $8,913 and $8,427 for the nine months ended September 30, 2011 and 2010, respectively.

7.    VALUE ADDED TAX PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at September 30, 2011.  Thus, the VAT payable as of September 30, 2011 included the past due VAT possibly to be waived.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

8.    LEASE COMMITMENTS

The Company leases office space and retail stores under operating leases with non-cancelable terms of less than a year at fixed monthly rent. None of the leases included contingent rentals. Lease expense charged to operations for the nine and twelve months ended September 30, 2011 and December 31, 2010 amounted to $369 and $1,859, respectively.  Future minimum lease payments under non-cancelable operating leases until termination of the leases amounted to $4,493 distributed as:

Fiscal Year	Minimum Lease Payments
2011	$4,124

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

Because of the fact that the Fixed Rate Convertible Debenture contain three separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture (after two rounds)	$3,428,571
(2)	Discount	$428,571
(3)	Warrant	$-
(4)	Beneficial Conversion Feature	$-

The above item (2) is to be amortized to interest expense over the term of the Debenture by the effective interest method.

The Convertible Debentures Payable, net consisted of the following: -

	9/20/2011	12/31/2010
Convertible Debenture - Principal and interest
Balance as at beginning of period	$3,428,751	$3,428,751
Addition	-	-
Redemption	(562,428)	(562,428)
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Restructure cost	-	-
Balance as at end of year	$2,866,323	$2,866,323

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$2,866,323	$2,866,323

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

The Convertible Debenture was classified as current and non-current as follows:

	9/30/2011	12/31/2010

Current portion	$2,866,323	$2,866,323
Non - current Portion	-	-
	$2,866,323	$2,866,323

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

10.  COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 149,475,127 shares have been issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.

The presentation of recapitalization as of September 30, 2011 is depicted in the following table:

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010
And for the nine-month periods ended September 30, 2011 and 2010

11.  GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2011, the Company has an accumulated deficit of $6,014,146 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

As a result, these consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

12.  SUBSEQUENT EVENTS

On November 28, 2011, the Company entered into a settlement agreement with holders of its convertible debentures, warrants and restricted shares (the “Holders”). The parties in this settlement agreement agreed: i) principal amount of the debentures will be reduced from $3 million to $1.3 million; ii) the Holders will surrender common stock purchase warrants to purchase a total of 156,097,534 shares of the Company’s common stock, and surrender 32,704,376 restricted shares of the Company, in exchange for settlement payments in the sum of $155,000.

As of the financial statement date, the Company has paid a total of $155,000 in settlement payments to the Holders. Gain or loss resulted from this settlement agreement have not been included in the financial statements as of and for the nine months ended September 30, 2011, but will be included in the financial statements as of and for the twelve months ended December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and nine months ended September 30, 2011 and 2010 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2010. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As of September 30, 2011, the Company has an accumulated deficit of $6,014,146 due to the fact that the Company incurred losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

As a result, these consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Results of Operations

Results of Operation for the three months ended September 30, 2011 compared with three months ended September 30, 2010

Total Revenue

During the three months ended September 30, 2011, we generated $3,093,734 in revenue as compared to $9,182,620 during the same period in 2010, representing a decrease of $6,088,886 or approximately 66%. The lower sales amount during the three months ended September 30, 2011, was mainly a major supplier of store-value cards temporarily ceased its business with us since the second quarter of 2011 for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province.   The supplier will re-start its business with us after the completion of its upgrade and our sales are expected to increase and even beyond the original level.

Gross Profit

The gross profit was $69,180 for the three months ended September 30, 2011 as compared to $273,346 during the same period of 2010, representing $204,166 or 75% decrease. The gross profit margin decreased from 3.0% to 2.2%.  The decrease in gross profit was mainly due to the decrease in revenue as explained above. It also accounted for the small decrease in gross profits margin.

Expenses

Our general and administrative expenses (“G&A expenses”) were $93,220 during the three months ended September 30, 2011 as compared to $107,301 during the three months ended September 30, 2010, representing a not material decrease in amount of $14,081 or 13%.

Net results

Net loss $27,367 was recorded during the three months ended September 30, 2011 as compared to a net profit recorded $206,433 during the three months ended September 30, 2010.  Loss in this quarter of 2011 was due to significant drop in sales and gross profit as explained above.

Results of Operation for the nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Total Revenue

During the nine months ended September 30, 2011, we generated $15,825,168 in revenues as compared to $27,789,914 during the same period in 2010, representing a decrease of $11,964,746 or approximately 76%. The lower sales amount during the nine months ended September 30, 2011, was mainly a major supplier of store-value cards temporarily ceased its business since the second quarter of 2011 with us for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province. The supplier will re-start its business with us after the completion of its upgrade and our sales are expected to increase and even beyond the original level.

Gross Profit

The gross profit decreased to $424,239 during the nine months ended September 30, 2011 from $847,739 in the same period of 2010, representing a $423,500 or 100% decrease. The gross profit margin decreased from 3.1% to 2.7%. The decrease in gross profit was mainly due to the decrease in revenue as explained above.  It also accounted for the small decrease in gross profits margin.

Expenses

Our general and administrative expenses (“G&A expenses”) were $271,729 during the nine months ended September 30, 2011 as compared to $2,868,269 during the same period of 2010, representing a decrease of $2,596,540 or approximately 10 times.  The decrease in G&A expenses was mainly due to the fact that there were special bonus to senior management and the certain lay-off compensation for discontinued operating entities paid in 2010.

Other Expenses

Other expenses during the nine months ended September 30, 2010 mainly represented the loss on disposal of property.

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

Net results

Net profit recorded $69,004 during the nine months ended September 30, 2011, as compared to a net loss of $2,517,495 during the nine months ended September 30, 2010.  Although sales and gross profit were reduced in this period of 2011, the net result turned to profits from loss.  It was mainly due to the decrease of general and administrative expenses, other expenses and loss of discontinued operations, net of tax as explained above.

Liquidity and Capital Resources

Cash provided by operating activities were $357,382 during the nine months ended September 30, 2011 as compared to cash provided by operating activities of 299,930 during the nine months ended September 30, 2010.

Cash provided by operating activities during the nine months ended September 30, 2011 was mainly resulted from net income $69,004, decrease in inventories $451,532, changes in other non-cash expenses of $280,297 in total, by netting off increase in current assets (prepaid expenses, other receivables and purchase deposit) of $79,494 in total and increase in amount due from a related party $363,957.

Cash provided by operating activities during the nine months ended September 30, 2010 was mainly resulted from decrease in current assets (other receivables and purchase deposits) of $2,001,143 in total, changes in other non-cash expenses of $645,874, by netting off net loss of $2,517,495 and increase in inventories $429,452.

The cash flows used in investing activities in the nine months ended September 30, 2011 were $227,692 and they were used to purchase short-term investment $226,130 and payments for deposits $1,562. The cash flows provided by investing activities for the nine months ended September 30, 2010 were $21,708 and they were cash proceeds of disposal of equipment.

There was no cash flow provided by or used in financing activities in the nine months ended September 30, 2011 and in the nine months ended September 30, 2010.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the period ended September 30, 2011.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (t) to Consolidated Financial Statements for the periods ended September 30, 2011 and 2010.

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