Form 10-K
period 2011-12-31
China Teletech Holding Inc
filed 2012-04-16
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

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

As of April 9, 2012, the registrant had 58,528,637 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

Item 1. Business.

Overview

China Teletech Holding, Inc. (“we” or the “Company”) is a distributor of pre-paid calling card and integrated mobile phone handsets and a provider of mobile handset value-added services.  We are an independent qualified corporation that serves as one of principal distributors of China Telecom, China Unicom, and China Mobile products in Guangzhou City.  We maintain and operate the largest prepaid mobile phone card sales and distribution center in Guangzhou City.  We have cooperative distribution relationships with Panasonic, Motorola, LG, GE, Bird, Samsung corporations for their mobile handsets.  We are also developing an on-line refill platform with China Mobile to develop our on-line business in the Guangdong Province.

We also engage in the business of wholesale and distribution of mineral water as well as trading of wine in China.

Corporate History and Structure

We are incorporated as Avalon Development Enterprises, Inc. on March 29, 1999, under the laws of the State of Florida.  From inception until January 2007, we engaged in the business of acquiring commercial property and expanding into building cleaning, maintenance services, and equipment leasing as supporting ancillary services and sources of revenue.  On January 10, 2007, the Company, Global Telecom Holdings, Ltd., a British Virgin Islands company (“GTHL”), and the shareholders of GTHL, entered into a share exchange agreement, pursuant to which the Company issued 39,817,500 shares of its restricted common stock to the shareholders of GTHL in exchange for all of the issued and outstanding capital stock of GTHL.  Following the transaction on March 27, 2007, GTHL became our wholly-owned subsidiary and we changed our name to Guangzhou Global Telecom Holdings, Inc. and succeeded to the business of GTHL.

In 2007, we established four subsidiaries; namely, Zhengzhou Global Telecom Equipment Limited (“ZGTE”), Macau Global Telecom Company Limited (“MGT”), Huantong Telecom Hongkong Holding Limited (“HTHKH”), and Huantong Telecom Singapore Company PTE Limited (“HTS”) with capital of RMB 500,000, Macau Dollar 300,000, Hong Kong Dollar 100 and Singapore Dollar 200,000, respectively. Simultaneously, we established a subsidiary; namely, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd (“GHTTCS”) with capital of RMB 8,155,730. Pursuant to a Stock Purchase Agreement dated April 9, 2008 and July 29, 2008, respectively, the Company acquired 50% of the issued and outstanding shares in the capital of Beijing Lihe Jiahua Technology and Trading Company Ltd (“BLJ”) and 51% of the issued and outstanding shares in Guangzhou Renwoxing Telecom Co., Ltd. (“GRT”), a limited liability company incorporated in China. Pursuant to the terms of the Stock Purchase Agreements, the Shareholders agreed to sell and transfer the proportion of the shares to the Company for a purchase consideration of US$300,000 and US$291,833 respectively.

In 2009 and 2010, the Company disposed of its subsidiaries CHTTCS, ZGTE, MGT and BLJ due to their loss operations. HTHKH and HTS were not able to start its operation since its inception, so the Company deregistered them in 2010.

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

On November 28, 2011, the Company and the Holders entered into a Settlement and Amendment Agreement. As partial consideration for the agreements of the Holders, upon execution of the Agreement, the Company shall pay the Holders, in the aggregate, the sum of $50,000. Within 20 business days of the execution of the Agreement, the Company shall pay the Holders, in the aggregate, the additional sum of $105,000, including $5,000 for the Holder’s legal fees and expenses as described in Section 10(d) herein. Wire instructions and respective pro-rata amounts shall be provided by the Holders in writing.  Promptly following the payment of an aggregate of $155,000 by the Company, the Holders will surrender their respective Warrants and Restricted Shares to the Company’s counsel for cancellation. Following the payment of an aggregate of $155,000 by the Company, the Holders shall promptly file a satisfaction of judgment with the Supreme Court of the State of New York.

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

Reverse Split and Name Change

On December 9, 2011, the Board and the shareholders representing more than 50% of the Company’s common stock approved a 1-10 reverse split. The forward split was declared effective by FINRA as of February 16, 2012.

On March 2, 2012, the Board and the shareholders representing more than 50% of the Company’s common stock approved a change in the Company’s name. On March 8, 2012, we filed an Articles of Amendment to our Articles of Incorporation (the “Amendment”) to change the corporate name from “Guangzhou Global Telecom, Inc.” to “China Teletech Holding, Inc.” The Amendment was effective as of March 8, 2012. In connection with the name change, we have applied for a new trading symbol “CNCT” for the Company’s common stock, which is quoted on the OTCQB. Both the name change and symbol change have been approved by FINRA and became effective as of March 20, 2012.

Acquisition of China Teletech Limited

On March 30, 2012, the Company completed a share exchange transaction with China Teletech Limited, a British Virgin Islands corporation (“CTL”), by entering into a share exchange agreement with CTL and the former shareholders of CTL, dated March 30, 2012.

CTL is a British Virgin Islands Company, incorporated on January 30, 2008 under the British Virgin Islands Business Act 2004.  Its primary business operations are concluded through two wholly owned subsidiaries located in China, namely, (a) Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”) and (b) Guangzhou Rongxin Science and Technology Limited (“Guangzhou Rongxin”).

Pursuant to the agreement, we acquired all the outstanding capital stock of CTL from the former shareholders of CTL in exchange for the issuance of 40,000,000 shares of our common stock. The shares issued to the former shareholders of CTL constituted approximately 68.34% of our issued and outstanding shares of common stock as of an immediately after the commutation of the share exchange transaction. As a result of the share exchange, CTL became our wholly owned subsidiary and Dong Liu and Yuan Zhao, the former shareholders of CTL, became our principal shareholders.

In connection with the share exchange, Yankuan Li resigned as our Chief Financial Officer, Secretary and Chairman of the Board of Directors, effective as of March 30, 2012. Also effective upon closing of the share exchange, Dong Liu, Yuan Zhao, Yau Kwong Lee and Kwok Ming Wai Andrew were appointed as our directors. In addition, Kwok Ming Wai Andrew was appointed as our Chief Financial Officer and Secretary. Ms. Yankuan Li will remain President, Chief Executive Officer and a member of the board of directors of the Company. As of result of the merger, the Company believes that it can enjoy a greater management and capital resources and have a greater network and business opportunities. The Company will be able to expand its telecommunications business in Guangzhou and Shenzhen cities in China.

Organization Chart

Our organization structure is illustrated as follow:

Subsidiaries

We operate our business through our subsidiaries in China:

Guangzhou Renwoxing Telecom Co., Ltd.

GRT is located at Renwoxing Center, 139 Ying Yuan Road, Yue Xiu District, Guangzhou, China.  It is principally engaged in the trading and distribution of rechargeable phone cards in Guangzhou City, China.  We own 51% of GRT. The other 14% is beneficially owned by Yankuan Li, our President and Chief Executive Officer, and 35% is beneficially owned by Yuan Zhao, our Director.

Guangzhou Global Telecommunication Co., Ltd.

GGT is located at Room 1604, Jinke Building, No. 17-19 Guangwei Road, Guangzhou, China.  It is principally engaged in the trading and distribution of cellular phones, cellular phone accessories and rechargeable phone cards in Guangzhou City, China.

Guangzhou Rongxin Technology Co., Ltd.

Guangzhou Rongxin is located at Renwoxing Center, 139 Ying Yuan Road, Yue Xiu District, Guangzhou, China.  It is principally engaged in the trading and distribution of rechargeable phone cards in Guangzhou City, China.

Shenzhen Rongxin Investment Co., Ltd.

Shenzhen Rongxin is located at Room A, 20/F., International Trade Residential And Commercial Building, No. 3009 Nan Hu Road, Shenzhen, Guangdong, China.  Its primary business is the wholesale and distribution of mineral water (Tibet Glacial 5100 Spring Water) as well as trading of wine in China.

Our Strategies

We devote significant resources to identifying and developing new software and value-added services through an expanded network of regional and neighborhood service centers.  We plan to develop our distribution operations and to introduce current, new and innovative software and services through possible expanded network of regional and neighborhood services centers and business partners.

We are expanding our services by building an Air-Refill Platform with China Mobile in 2011.  Air-Refill Platform is an on-line refill platform for mobile phone users to refill their rechargeable phone cards.  We are investing on two sets of machines and software developments for the Air-Refill Platform.  They are under pilot test-run since the fourth quarter of 2011 for Guangzhou City and Guangdong Province.  They will be launched in the second quarter of 2012.  The on-line platform can generate sales with lower costs and higher profit margin, compared to retail shops.  This new sales channel can allow us to make direct sales and cross-sales of additional value-added services and add-on products to our customers in the future.

With merger with CTL, we have greater management and capital resources and greater network and business opportunities.  This enables the Company to further expand its Air-Refill Platform business from Guangdong provinces to other provinces of China.  At this stage, we plan to expand the business to other major cities in China such as Zhuhai, Wuhan, Zhengzhou, Shanghai and Beijing.  We will also identify and acquire several investment projects of high technology and telecommunications in China for our corporation growth in future.

Distributions

We currently serve as a nationally distributor of pre-paid phone calling cards, mobiles and integrated mobile handsets and related communication equipment and a provider of mobile value-added services in Guangzhou City of China.

Both GRT and Guangzhou Rongxin have an established distribution network with mobile phone distributors, wholesalers and retail outlets in Guangzhou city.  We anticipate that on-line sales from our Air-Refill Platform will become the significant sales channel of our rechargeable phone cards businesses in future.  GRT and Guangzhou Rongxin will develop other value-added services through the Air-Refill Platform in future.

Shenzhen Rongxin is currently a major distributor of Tibet Glacial Spring Water within the Guangdong Province of China.  It also distributes wine to major target customers in the same province.  It will continue to develop and enhance its distribution networks of mineral water and wine in the Guangdong Province.

Revenue Sources

As of December 31, 2011, our revenue comes from principal business of GRT.  After the merger, we anticipate that our revenue will come from principal businesses of GRT, Guangzhou Rongxin and Shenzhen Rongxin.

As mentioned above, we are developing Air-Refill Platform with China Mobile for our customers.  During the product and value-added services development phase, our product lines and production levels will be kept at current size.  We expect the Air-Refill platform business will increase its significance in revenue contributions to the company when it is officially launched in the second quarter of 2012.

We also plan to acquire investment projects of high technology and telecommunications in China. We do not have a target company so far.

Marketing

Our strategy is a natural follow on to our existing telephone distribution operation in China.  We are building strong customer relationships in the local communities that we are serving and we can generate more sales from these existing loyal customers and through words of mouth and advertisement.

We anticipate that the on-line platform can distribute current products and provide mobile phone value added services in the future.  Marketing strategies will be planned and enacted accordingly to the development of the Air-Refill Platform business (including direct selling and related cross-selling businesses) and acquisition and operation of the acquired investment projects in the future.

Our company has adopted its new name since March 20.  We plan to build up and maintain “China Teletech” as a high-quality brand name.  We anticipate that it can definitely help the sales and growth of our business and increase our corporate value in future.

Competition

China is the world’s largest mobile telecommunications market. According to an updated statistics from Ministry of Industry and Information Technology of China, there were about 997 million mobile cellular users in China as of January 2012.  This represented about 77 percent of the population of 1.3 billion people in China.

As the Chinese population becomes saturated with multiple mobile handsets per person, demand will still exist for upgrade or replacement platforms and value-added services.  One of the important value-added services is on-line add-value services for mobile users and some major distributors are developing, testing and upgrading of their own platforms.

Our strategy strives to be one of principal distributors and service providers for mobile users in Guangdong Province.  The Company will continue in developing and upgrading its on-line platform for providing mobile phone value-added services and distributing current and new and innovative products to our customers.

Intellectual Property

We do not own any intellectual property.

Government Approval and Regulation

We do not need government approval for our principal products or services.

Employees

As of December 31, 2011, we have 15 full-time employees.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Before the merger with CTL, our corporate office was located at Room 1604 Jinke Building, No.17-19, Guangwei Road, Guangzhou, China 510030. This office is free of charge provided by Ms. Yankuan Li, our President and Chief Executive Officer.  GGT is using this office free of charge.

Since the merger with CTL, our corporate office has been changed to Room A, 20/F., International Trade Residential And Commercial Building, No. 3009 Nan Hu Road, Shenzhen, Guangdong, China. This office is free of charge provided by Mr. Dong Liu, our Chairman and Director.  Shenzhen Rongxin is using this office free of charge.

GRT and Guangzhou Rongxin are using the same office which is located at Renwoxing Center, 139 Ying Yuan Road, Yue Xiu District, Guangzhou, China.  Guangzhou Rongxin pays full office rentals of USD35,035 in 2011.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the OTCQB under the symbol “CNCT.” There is a limited trading market for our common stock.

Holders

As of April 9, 2012, there were 58,528,637 shares of our common stock outstanding held by approximately 67 stockholders of record. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2011.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

Overview

We are a distributor of pre-paid calling card and integrated mobile phone handsets and a provider of mobile handset value-added services.  We are an independent qualified corporation that serves as one of principal distributors of China Telecom, China Unicom, and China Mobile products in Guangzhou City.  We maintain and operate the largest prepaid mobile phone card sales and distribution center in Guangzhou City.  We have cooperative distribution relationships with Panasonic, Motorola, LG, GE, Bird, Samsung corporations for their mobile handsets.  We are also developing an on-line refill platform with China Mobile to develop our on-line business in the Guangdong Province.

We also engage in the business of wholesale and distribution of mineral water as well as trading of wine in China.

Recent Development

Reverse Split and Name Change

On December 9, 2011, the Board and the shareholders representing more than 50% of the Company’s common stock approved a 1-10 reverse split. The forward split was declared effective by FINRA as of February 16, 2012.

On March 2, 2012, the Board and the shareholders representing more than 50% of the Company’s common stock approved a change in the Company’s name. On March 8, 2012, we filed an Articles of Amendment to our Articles of Incorporation (the “Amendment”) to change the corporate name from “Guangzhou Global Telecom, Inc.” to “China Teletech Holding, Inc.” The Amendment was effective as of March 8, 2012. In connection with the name change, we have applied for a new trading symbol “CNCT” for the Company’s common stock, which is quoted on the OTCQB. Both the name change and symbol change have been approved by FINRA and became effective as of March 20, 2012.

Acquisition of China Teletech Limited

On March 30, 2012, the Company completed a share exchange transaction with CTL, by entering into a share exchange agreement with CTL and the former shareholders of CTL, dated March 30, 2012.

CTL is a British Virgin Islands Company, incorporated on January 30, 2008 under the British Virgin Islands Business Act 2004.  Its primary business operations are concluded through two wholly owned subsidiaries located in China, namely, (a) Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”) and (b) Guangzhou Rongxin Science and Technology Limited (“Guangzhou Rongxin”).

Pursuant to the agreement, we acquired all the outstanding capital stock of CTL from the former shareholders of CTL in exchange for the issuance of 40,000,000 shares of our common stock. The shares issued to the former shareholders of CTL constituted approximately 68.34% of our issued and outstanding shares of common stock as of an immediately after the commutation of the share exchange transaction. As a result of the share exchange, CTL became our wholly owned subsidiary and Dong Liu and Yuan Zhao, the former shareholders of CTL, became our principal shareholders.

In connection with the share exchange, Yankuan Li resigned as our Chief Financial Officer, Secretary and Chairman of the Board of Directors, effective as of March 30, 2012. Also effective upon closing of the share exchange, Dong Liu, Yuan Zhao, Yau Kwong Lee and Kwok Ming Wai Andrew were appointed as our directors. In addition, Kwok Ming Wai Andrew was appointed as our Chief Financial Officer and Secretary. Ms. Yankuan Li will remain President, Chief Executive Officer and a member of the board of directors of the Company. As of result of the merger, the Company believes that it can enjoy a greater management and capital resources and have a greater network and business opportunities. The Company will be able to expand its telecommunications business in Guangzhou and Shenzhen cities in China.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2011, the Company has an accumulated deficit of $6,548,179 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

As a result, these consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Results of Operations

Results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010

Total Revenue
During fiscal year ended December 31, 2011, we generated $18,847,061 in revenues as compared to $34,182,299 of during the fiscal year ended in 2010, representing a decrease of $15,335,238 or approximately 44.9%.  The lower sales amount in 2011, was mainly due to the fact that a major supplier of store-value cards ceased its business with us since the second quarter of 2011 for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province.  We decided not to continue the business with the supplier at this time because we wanted to reserve our capital for investment projects which we are developing or will acquire in 2012.  One of the projects was the Air-Refill Platform and we target to launch in the second quarter of 2012.  We believed that it will generate more sales with high profit margins in near future.

Gross Profit
The gross profit decrease to $420,215 during the fiscal year ended December 31, 2011 from $985,563 in 2010, representing $565,348 or 57.4% decrease.  The gross margin of 2011 was 2.23% roughly same as the gross margin 2.88% of 2010.

Other Income
Other Income decreased from $574,877 to $201,151 from 2010 to 2011.  The substantial decrease by $373,726 or 65.0% was mainly due to the fact that there were adjustments on VAT payable which was treated as other income in 2010.

Expenses
Our general and administrative expenses were $806,388 during the fiscal year ended December 31, 2011 as compared to $2,832,570 for the fiscal year ended in 2010, representing a decrease of $2,026,182 or approximately 71.5%.   The decrease was mainly due to bonus payments in 2010 was about $2.1million [2011: about $92k].  The business model was changed and the management became conservative on bonus payments since 2011.

There were no selling expenses during the fiscal year ended December 31, 2011 whereas the selling expenses were $82,611 during the fiscal year ended December 31, 2010.  The selling expenses in 2010 were from a subsidiary paid in the form of expenses for software development on business in 2010.

Other expenses were $120,850 during the fiscal year ended December 31, 2011 whereas other expenses were $22,140 during the fiscal year ended December 31, 2010.  Other expenses in 2010 mainly represented software development expenses for on-line platform sales of rechargeable phone cards.

Discontinued Operations
Resulted from unsatisfied operating results, we closed 4 branches in mainland China in 2010 to keep our core businesses.  Since then, we maintained our core businesses through 2 subsidiaries.  The discontinued operation losses, net of tax in 2010 were $874,981.

Net loss
Net loss recorded $348,123 during the fiscal year ended December 31, 2011, as compared to net loss of $2,289,852 during the fiscal year ended December 31, 2010.  The substantial reduction (decrease by 84.8%) of net loss $1,941,729 was the resulting effects of changes of financial figures mentioned above.

Liquidity and Capital Resources

Cash provided by operating activities was $11,970 during the fiscal year ended December 31, 2011 as compared to cash used in operating activities was $92,031 during the fiscal year ended December 31, 2010.  Cash used in operating activities during year 2011 was mainly resulted from net loss of $409,285, increase in amounts due to related parties $451,112, decrease in accrued liabilities and other payables $181,323, netting off by decrease in inventories $542,121, issuance of share based compensation $289,430, increase in income and VAT tax payables $158,527, increase in non-controlling interest of $61,161.  Cash used in operating activities during year 2010 was mainly resulted from net loss of $2,322,647, increase of amount due from a related party $453,734, increase in inventories $292,548, decrease in VAT payable $223,580, by netting off by decrease of other receivables of $1,205,377 and decrease in purchase deposit $1,525,935.

Cash flows used in investing activities were $378,308 for the fiscal year ended December 31, 2011 as compared to $97,747 used in the fiscal year ended December 31, 2010.  Cash used in investing activities during year 2011 was resulted from purchase for short-term investment $370,175 and payments for deposits $8,145. Cash used in investing activities during year 2010 was resulted from purchase of short-term investment $226,867 and purchase of property, plant and equipment $45,876, netting off by the sales proceeds of equipment $174,996.

Cash flows provided by financing activities was $254,322 for the fiscal year ended December 31, 2011 as compared to no cash used in or provided by the fiscal year ended December 31, 2010.  Cash provided in financing activities during 2010 was mainly due to proceeds from issuance of common stock $343,275 less dividend paid to non-controlling shareholders of subsidiaries $88,953.

Critical Accounting Policies

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

Exchange Rates	12/31/2011	12/31/2010
Year end RMB : US$ exchange rate	6.3647	6.6118
Average year RMB : US$ exchange rate	6.4735	6.7788

Year end HKD : US$ exchange rate	7.7691	7.7832
Average year HKD : US$ exchange rate	7.7851	7.7695

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

•
Since Guangzhou Global Telecom, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2011.

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

Recent Accounting Pronouncements

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not intend to adopt this ASU No. 2011-08 before September 15, 2011, and does not expect it to have a material impact on the Company’s consolidated financial position and results of operations.

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

December 31, 2011 and 2010

(Stated in US Dollars)

Guangzhou Global Telecom, Inc.

Board of Directors and Stockholders
Guangzhou Global Telecom, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Guangzhou Global Telecom, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guangzhou Global Telecom, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred substantial losses, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement, all of which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Samuel H. Wong & Co., LLP
San Mateo, California	Samuel H. Wong & Co., LLP
March 21, 2012	Certified Public Accountants

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of December 31, 2011 and 2010
(Stated in US Dollars)

ASSETS		12/31/2011	12/31/2010
	Note
Current Assets
Cash and Cash Equivalents		$69,270	$159,930
Short-term Investment		597,043	226,867
Other Receivables	4	204,252	212,170
Due from related parties	5	904,846	453,734
Purchase Deposits		23,049	-
Inventories		549,908	1,092,029
Total Current Assets		2,348,368	2,144,730

Non-Current Assets
Property, plant & equipment, net	6	-	17,594
Other non-current assets		71,145	63,000
Total Non-Current Assets		71,145	80,594

TOTAL ASSETS		$2,419,513	$2,225,324

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$859,315	$746,164
VAT payable	7	1,221,729	1,176,353
Due to related parties	5	30,000	176,518
Accrued liabilities and other payables		127,548	162,352
Convertible debenture - current portion	8	2,866,323	2,866,323
Total Current Liabilities		5,104,915	5,127,710

TOTAL LIABILITIES		$5,104,915	$5,127,710

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of December 31, 2011 and 2010
(Stated in US Dollars)

		12/31/2011	12/31/2010
STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized, 185,283,627 issued and outstanding as of December 31, 2011 and 2010, respectively	9	$1,852,836	$1,494,751
Additional Paid in capital		1,684,019	1,409,399
Other Comprehensive Income		32,231	10,875
Retained Earnings		(6,548,179)	(6,138,894)
Minority Interest		293,691	321,483

TOTAL STOCKHOLDERS' EQUITY		$(2,685,402)	$(2,902,386)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$2,419,513	$2,225,324

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Balance Sheets
As of December 31, 2011 and 2010
(Stated in US Dollars)

	12/31/2011	12/31/2010
Sales	$18,847,061	$34,182,299
Cost of sales	18,426,846	33,196,736
Gross profit	420,215	985,563

Operating expenses
Selling expenses	-	82,611
Administrative and general expenses	806,388	2,832,570
Total operating expense	806,388	2,915,181
Loss from Operations	(386,173)	(1,929,618)

Other income	201,151	574,877
Interest income	15,461	9
Other expenses	(120,850)	(22,140)
Loss before taxation on Continuing Operations	(290,411)	(1,376,872)
Income tax	(57,713)	(37,999)
Loss from Continuing Operations	(348,124)	(1,414,871)
Discontinued Operation Income (Loss), net of tax	-	(874,981)
Net Loss	(348,124)	(2,289,852)
Net income attributable to non-controlling interest	(61,161)	(32,795)
Net Income (Loss) Attributable to the Company	$(409,285)	$(2,322,647)

Earnings Per Share
Basic-Net Loss	$(0.00)	$(0.02)
-Loss from Continuing Operations	(0.00)	(0.01)
-Loss from non-controlling interest	(0.00)	(0.00)
-Income(Loss) from Discontinued Operations	(0.00)	(0.01)

Diluted- Net Loss	(0.00)	(0.01)
- Loss from Continuing Operations	(0.00)	(0.00)
-Loss from Non-controlling interest	(0.00)	(0.01)
-Income/(Loss) from Discontinued Operations	(0.00)	(0.01)
Weighted Average Shares Outstanding
-Basic	153,511,467	149,475,127
-Diluted	153,511,467	149,475,127

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
As of December 31, 2011 and 2010
 (Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid in	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance, January 1, 2010	149,475,127	$1,494,751	$1,409,399	$38,758	$(3,816,247)	$221,197	$(652,142)
Net Income/(Loss)	-	-	-	-	(2,322,647)	-	(2,322,647)
Reclassified to profit or loss on disposal of subsidiaries	-	-	-	(39,374)	-	67,491	28,117
Non-controlling Interest	-	-	-	-	-	32,795	32,795
Foreign Currency Translation	-	-	-	11,491	-	-	11,491
Balance at December 31, 2010	149,475,127	$1,494,751	$1,409,399	$10,875	$(6,138,894)	$321,483	$(2,902,386)

Balance, January 1, 2011	149,475,127	$1,494,751	$1,409,399	$10,875	$(6,138,894)	$321,483	$(2,902,386)
Issuance of common stock	6,865,500	68,655	274,620	-	-	-	343,275
Issuance of share based compensation	28,943,000	289,430	-	-	-	-	289,430
Net Income/(Loss)	-	-	-	-	(409,285)	-	(409,285)
Dividends paid to non-controlling shareholders	-	-	-	-	-	(88,953)	(88,953)
Non-controlling Interest	-	-	-		-	61,161	61,161
Foreign Currency Translation	-	-	-	21,356	-	-	21,356
Balance at December 31, 2011	185,283,627	$1,852,836	$1,684,019	$32,231	$(6,548,179)	$293,691	$(2,685,402)

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc
Consolidated Statements of Changes in Stockholders’ Equity
As of December 31, 2011 and 2010
 (Stated in US Dollars)

Cash flow from operating activities	12/31/2011	12/31/2010
Net Income (Loss) Attributable to the Company	$(409,285)	$(2,322,647)

Discontinued Operation Loss, net of tax		-
Minority interest	61,161	32,795
Depreciation	10,083	38,105
Issuance of share based compensation	289,430	-
Loss/(Gain) on disposal of property, plant and equipment	7,499	335,330
Loss on disposal and dissolution of subsidiaries	-	92,549
Reclassified to profit or loss on disposal of subsidiaries	-	(39,374)
Decrease/(increase) in other receivables	7,918	1,205,377
Decrease/(increase) in amount due from a related party	(451,112)	(453,734)
Decrease/(increase) in purchase deposit	(23,049)	1,525,935
Decrease/(increase) in inventories	542,121	(292,548)
Increase/(decrease) in tax payables	113,151	75,065
Increase/(decrease) in accrued liabilities and other payables	(181,323)	(65,304)
Increase/(decrease) in VAT payable	45,376	(223,580)
Net cash provided by/(used in) operating activities	11,970	(92,031)

Cash flows from investing activities
Sale of Equipment	12	174,996
Purchases of property, plant and equipment	-	(45,876)
Payments for deposits	(8,145)	-
Purchase for short-term investment	(370,175)	(226,867)
Net cash provided by/(used in) investing activities	$(378,308)	$(97,747)

Cash flows from financing activities
Issuance of Common Stock	$343,275	$-
Dividend paid to non-controlling shareholders of subsidiaries	(88,953)	-
Net cash provided by financing activities	254,322	-

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	(112,016)	(189,778)
Effect of Currency Translation	21,356	(27,883)
Cash & Cash Equivalents at Beginning of Year	159,930	377,591
Cash & Cash Equivalents at End of Year	$69,270	$159,930

See Notes to Consolidated Financial Statements and Accountants’ Report

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

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
As of December 31, 2011 and 2010

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
As of December 31, 2011 and 2010

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
As of December 31, 2011 and 2010

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

Exchange Rates	12/31/2011	12/31/2010
Year end RMB : US$ exchange rate	6.3647	6.6118
Average year RMB : US$ exchange rate	6.4735	6.7788

Year end HKD : US$ exchange rate	7.7691	7.7832
Average year HKD : US$ exchange rate	7.7851	7.7695

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010
•
Since Guangzhou Global Telecom, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2011.

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

(r)  Fair Value of Financial Instruments
For certain of the Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

• Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2011 and 2010, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

(s)	Other Comprehensive Income

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars ("USD" or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".

Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the years ended December 31, 2011 and 2010 included net income and foreign currency translation adjustments.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

(u)	Segment Reporting

FASB ASC Topic 280, "Disclosures about Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company.

(v)	Recent Accounting Pronouncements

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010
In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not intend to adopt this ASU No. 2011-08 before September 15, 2011, and does not expect it to have a material impact on the Company’s consolidated financial position and results of operations.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

4.	OTHER RECEIVABLES

Other receivables as of December 31, 2011 and 2010 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

	As of 12/31/2011	As of 12/31/2010
Type of Account
Trade financing to business associates	$204,252	$212,170
Allowance for bad debt	-	-
Other receivable, net	$204,252	$212,170

5.	DUE FROM/TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	As of 12/31/2011	As of 12/31/2010
Due from related parties	$904,846	$453,734
Due to related parties	(30,000)	(176,518)
Net due from/(due to) related parties	874,846	$277,216

Amounts owing to the Company’s related parties are non-interest-bearing and payable on demand. For the year ended December 31, 2010, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd., one of the Company’s wholly owned subsidiaries, sold a property to a shareholder of the Company for $134,608.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of December 31, 2011 and 2010:

	As of 12/31/2011	As of 12/31/2010

At cost
Equipment	$-	$14,149
Furniture & Fixtures	-	39,511
Motor Vehicles	-	52,514
Building	-	-
Total	$-	$106,174

Less: Accumulated depreciation
Equipment	$-	$13,069
Furniture & Fixtures	-	27,451
Motor Vehicles	-	48,058
Building	-	-
	$-	$88,578

	$-	$17,594

The depreciation expenses were $10,083 and $38,105 for the year ended December 31, 2011 and 2010, respectively.

7.   VALUE ADDED TAX PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at December 31, 2011.  Thus, the VAT payable as of December 31, 2011included the past due VAT possibly to be waived.

8.   CONVERTIBLE BONDS AND BOND WARRANTS

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
As of December 31, 2011 and 2010

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

The Convertible Debentures Payable, net consisted of the following: -

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

	12/31/2011	12/31/2010
Convertible Debenture - Principal and interest
Balance as at beginning of period	$2,866,323	$3,428,751
Addition	-	-
Redemption	-	(562,428)
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Restructure cost	-	-
Balance as at end of year	$2,866,323	$2,866,323

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$2,866,323	$2,866,323

The Convertible Debenture was classified as current and non-current as follows:

	12/31/2011	12/31/2010

Current portion	$2,866,323	$2,866,323
Non - current Portion	-	-
	$2,866,323	$2,866,323

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
As of December 31, 2011 and 2010

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

The Company has paid a total of $155,000 in settlement payments to the Holders. Gain or loss resulted from this settlement agreement have not been included in the financial statements as of and for the year ended December 31, 2011, but will be included in the financial statements as of and for the year ended December 31, 2012.

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

9.	COMMON STOCK CAPITAL

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 185,283,627 shares have been issued and outstanding as of December 31, 2011 and December 31, 2010, respectively.

The presentation of recapitalization as of December 31, 2011 is depicted in the following table:

Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	130,725	-	7.06%
Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	21.49%
Zenith Capital Management LLC	200,000	2,000	498,000	0.11%
Li Dongming	80,000	800	61,600	0.04%
Beijing Lihe	1,500,000	15,000	285,000	0.81%
Guangzhou Renwoxing	9,727,769	97,278	194,555	5.25%
Private placement investors	68,027,358	680,273	511,628	36.72%
Management / Insider	17,050,000	170,500	10,000	9.20%
Li SiBei	220,000	2,200	8,000	0.12%
Wu YiSha	400,000	4,000	16,000	0.22%
He WenHui	125,000	1,250	5,000	0.07%
Deng BoXiang	62,500	625	2,500	0.03%
Zhang Yan	78,000	780	3,120	0.04%
Kwok MingWai	230,000	2,300	8,000	0.12%
Yan ShaoFeng	1,000,000	10,000	40,000	0.54%
An HinMan	4,800,000	48,000	192,000	2.59%
Liu Yong	10,231,000	102,310	-	5.52%
Yuan Wei	5,231,000	52,310	-	2.82%
Li JieWen	8,431,000	84,310	-	4.55%
Zhou Jian	5,000,000	50,000	-	2.70%
Less: Cost of Issue	-	-	(151,384)	-
	185,283,627	1,852,836	1,684,019	100.00%

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

10.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2011, the Company has an accumulated deficit of $6,548,179 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

On March 30, 2012, Yankuan Li submitted resignation letter pursuant to which she resigned as our Chief Financial Officer, Secretary and Chairman of the Board of Directors, effective immediately. Yankuan Li remains President, Chief Executive Officer and a member of the board of directors of the Company. The resignation was not in connection with any known disagreement with us on any matter.

On March 30, 2012, Dong Liu, Yuan Zhao, Yau Kwong Lee and Kwok Ming Wai Andrew were appointed by our Board of Directors as directors of the Company, and Kwok Ming Wai Andrew was appointed as our Chief Financial Officer and Secretary, effective immediately.

Our executive officers and directors and their ages as of April 9, 2012 are as follows:

Name	Age	Position	Position Since

Yankuan Li	53	President, Chief Executive Officer and Director	January 2007
Dong Liu	41	Chairman	March 2012
Yuan Zhao	31	Director	March 2012
Yau Kwong Lee	60	Director	March 2012
Kwok Ming Wai Andrew	42	Chief Financial Officer, Secretary and Director	March 2012

Yankuan Li was appointed as our President, Chief Executive Officer and Director since January 2007. She was appointed as our chief financial officer on April 15, 2010 and then subsequently resigned on March 30, 2012. She has been the Chairman of GGT since 2005. From 2004-2005, she was the General Manager of Guangzhou YueShen TaiYang Technology Ltd., a subsidiary of Pacificnet Inc. (Nasdaq: PACT). From 2003-2004, she was Managing Director of the phone card division of Guangzhou Trading Center of Renwoxing, responsible for phone cards. From 2000-2003, she was Department Manager of the Industrial and Commercial Bank of China Guangzhou Branch. Ms. Li holds a bachelor degree in Business Management of Beijing United University in 1998.

Dong Liu was appointed as our Chairman of the Board of Directors on March 30, 2012. Mr. Liu was the Director and General Manager of Shenzhen Rongxin Investment Company Limited, a company mainly engaged in the wholesale and distribution of mineral water and trading of wine in China since 2009.  Mr. Liu had previously worked for China’s state-owned enterprises in Hainan Province and Shenzhen for more than 10 years and participated in business development of many government-sponsored projects of various industries.

Yuan Zhao was appointed as our Director on March 30, 2012. Mr. Zhao was the Director of Guangzhou Rongxin Science and Technology Limited, a company mainly engaged in distribution of rechargeable phone cards and prepaid subway tickets in Guangzhou City, China since 2010.  Previously, Mr. Zhao studied BBA in Singapore.  He was a business consultant for a Singapore investment company, Huantong Singapore Co. Ltd.

Yau Kwong Lee was appointed as our Director on March 30, 2012. Mr. Lee was engaged in the auto and property industries in the Mainland China over 30 years.  Previously, Mr. Lee was the Managing Director of Xian XinHui Housing and Real Estate Development Company Ltd.

Kwok Ming Wai Andrew was appointed as our Chief Financial Officer, Secretary and Director on March 30, 2012. Mr. Kwok joined China Teletech Group as CFO-designate since October 2011.  Mr. Kwok earned an MBA degree in 1996.  He is a CPA of HKICPA since 2000 and is a fellow member of ACCA.  Mr. Kwok started his career in auditing in 1997 and moved to in-house finance since 2002.  He had previously worked as a Finance Manager and Company Secretary for an insurance broker firm in Hong Kong.

Committees and Meetings

We do not have a standing audit committee of the Board of Directors. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Family Relationships

Mr. Yuan Zhao is the son-in-law of Ms. Yankuan Li, our president and chief executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:  the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We current do not have a code of ethics that applies to our officers, employees and directors.

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2011 and 2010. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Yankuan Li CEO	2011	$12,976	0	0	0	0	0	0	$12,976
and Director	2010	$64,780	125,905	0	0	0	0	0	$190,685

Richard Yan Former CFO	2010	$0	0	0	0	0	0	0	$0

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2011.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors, however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Employment Agreements

We do not have any employment agreements with our officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the ownership of our capital stock, as of April 9, 2012, for: by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 03/04, 16/F, Jinke Building, No.17-19, Guangwei Road, Guangzhou, China 510030.

Title of Class	Name and Address	Number of Common Shares Beneficially Owned		Percent of Class (1)
	Directors and Officers
Common Stock	Yankuan Li	2,796,021		4.78%
Common Stock	Dong Liu	20,000,000		34.17%
Common Stock	Yuan Zhao	20,943,100	(2)	35.78%
Common Stock	Yau Kwong Lee	0		0%
Common Stock	Kwok Ming Wai Andrew	23,000		* %
Common Stock	All directors and executive officers as a group (5 persons)	43,762,121		74.77%

	5% Holders
Common Stock	Enable Capital Management One Ferry Building, Suite 255 San Francisco, CA 94111	3,270,438	(3)	5.59%

* less than 1%.
(1)	Based on 58,528,637 shares of common stock issued and outstanding as of April 9, 2012.
(2)	Including 843,100 shares held by his wife.
(3)
Including 2,779,872 shares of common stock held by Enable Growth Partners LP, 327,044 shares held by Enable Opportunity Partners LP and 163,522 shares held by Pierce Diversified Strategy Master Fund LLC (collectively, “Enable”). The Company and Enable agreed to cancel these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Acquisition of China Teletech Limited

On March 30, 2012, the Company completed a share exchange transaction with China Teletech Limited, a British Virgin Islands corporation (“CTL”), by entering into a share exchange agreement with CTL and the former shareholders of CTL, dated March 30, 2012. Pursuant to the agreement, we acquired all the outstanding capital stock of CTL from the former shareholders of CTL in exchange for the issuance of 40,000,000 shares of our common stock. The shares issued to the former shareholders of CTL constituted approximately 68.34% of our issued and outstanding shares of common stock as of an immediately after the commutation of the share exchange transaction. As a result of the share exchange, CTL became our wholly owned subsidiary and Dong Liu and Yuan Zhao, the former shareholders of CTL, became our principal shareholders.

In connection with the share exchange, Yankuan Li resigned as our Chief Financial Officer, Secretary and Chairman of the Board of Directors, effective as of March 30, 2012. Also effective upon closing of the share exchange, Dong Liu, Yuan Zhao, Yau Kwong Lee and Kwok Ming Wai Andrew were appointed as our directors. In addition, Kwok Ming Wai Andrew was appointed as our Chief Financial Officer and Secretary. Ms. Yankuan Li will remain President, Chief Executive Officer and a member of the board of directors of the Company. As of result of the merger, the Company believes that it can enjoy a greater management and capital resources and have a greater network and business opportunities. The Company will be able to expand its telecommunications business in Guangzhou and Shenzhen cities in China.

Due To/From Related Parties

The following table presents the balances the Company due to and from related parties.

	As of 12/31/2011	As of 12/31/2010
Due from related parties	$904,846	$453,734
Due to related parties	(30,000)	(176,518)
Net due from/(due to) related parties	874,846	$277,216

Amounts owing to the Company’s related parties are non-interest-bearing and payable on demand. For the year ended December 31, 2010, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd., one of the Company’s wholly owned subsidiaries, sold a property to a shareholder of the Company for $134,608.

Acquisition of GRT

Pursuant to a Stock Purchase Agreement dated July 29, 2008, the Company acquired 51% of the issued and outstanding shares in Guangzhou Renwoxing Telecom Co., Ltd. (“GRT”), a limited liability company incorporated in China. The other 14% is beneficially owned by Yankuan Li, our President and Chief Executive Officer, and 35% is beneficially owned by Yuan Zhao, our Director.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were billed approximately $81,000 and $56,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-22 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1) Amendment to Articles of Incorporation
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation. (9)
10.1	Securities Purchase Agreement (2)
10.2	Registration Rights Agreement (2)
10.3	Subsidiary Guarantee (2)
10.4	Security Agreement (2)
10.5	Form of Senior Secured Convertible Debenture (2)
10.6	Form of Common Stock Purchase Warrant (2)
10.7	Amendment Agreement among the Company and certain investors, dated February 21, 2008 (3)
10.8	Share Transfer Agreement between Huantong Telecom Singapore Company Pte. Ltd. and TCAM Technology Pte. Ltd., dated February 14, 2008 (4)
10.9	Share Transfer Agreement between Global Telecom Holdings Limited and Guangzhou Renwoxing Telecom, dated July 29, 2008 (5)
10.10	Amendment Agreement between the Company and certain investors, dated November 3, 2008 (6)
10.11	Settlement Agreement, dated December 29, 2009 (7)
10.12	Settlement Agreement, dated November 28, 2011 (8)
10.13	Share Exchange Agreement, by and among the Company, CTL and the former shareholders of CTL. (9)
21.1	List of Subsidiaries *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to Form SB-2 filed on January 6, 2006.
(2)	Incorporated by reference to Form 8-K/A filed on August 8, 2007.
(3)	Incorporated by reference to Form 8-K filed on February 28, 2008.
(4)	Incorporated by reference to Form 8-K filed on March 11, 2008.
(5)	Incorporated by reference to Form 8-K filed on July 31, 2008.
(6)	Incorporated by reference to Form 8-K filed on November 5, 2008.
(7)	Incorporated by reference to the Form 8-K filed on January 4, 2010.
(8)	Incorporated by reference to the Form 8-K filed on December 1, 2011.
(9)	Incorporated by reference to the Form 8-K filed on April 5, 2012.
*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TELETECH HOLDING, INC.

Date: April 16, 2012	By:	/s/ Yankuan Li
Yankuan Li
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yankuan Li
Yankuan Li	President, Chief Executive Officer and Director	April 16, 2012

/s/ Dong Liu
Dong Liu	Chairman	April 16, 2012

/s/ Yuan Zhao
Yuan Zhao	Director	April 16, 2012

/s/ Yau Kwong Lee
Yau Kwong Lee	Director	April 16, 2012

/s/ Kwok Ming Wai Andrew
Kwok Ming Wai Andrew	Chief Financial Officer, Secretary and Director	April 16, 2012