Form 10-K/A
period 2011-12-31
China Teletech Holding Inc
filed 2012-05-15
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A

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

Documents Incorporated by Reference: None.

  Explanatory Note

CHINA TELETECH HOLDING, INC. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), filed with the Securities and Exchange Commission on April 16, 2012 (the “Original Filing Date”), solely to correct few typos and to add subsequent event in the notes to the financial statements.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

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

On March 27, 2007, the Company underwent a reverse-merger with Global Telecom Holding s Limited (GTHL, a British Virgin Islands (BVI) Company incorporated on April 1, 2004 under the British Virgin Islands International Business Companies Act (CAP. 291)) and its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited (GGT, established on December 4, 2004 in PRC with a registered and paid-up capital of RMB 3,030,000 (approximate $375,307)) involving an exchange of shares whereby the Company issued an aggregate of 39,817,500 shares of common stock in exchange for all of the issued and outstanding shares of GTHL. In connection with the reverse merger, the Company issued 200,000 shares of common stock to Zenith Capital Management LLC in April 2007 at a price of $2.50 per share.

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

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of  December 31 , 2011, detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Global Telecom Holding s , Ltd.	BVI	100	HKD 7,800
Guangzhou Global Telecommunication Co., Ltd.	PRC	100	RMB 3,030,000
Guangzhou Renwoxing Telecom Co., Ltd.	PRC	51	RMB 3,010,000

(c)	Economic and Political Risks

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

The presentation of recapitalization as of December 31, 2011 is depicted in the following table:

Name of Shareholders	Number of Shares	Common Stock Capital	Additional Paid-in Capital	% of Equity Holdings
Shell: Avalon Development of Enterprises Inc. prior to reverse-merger	13,072,500	130,725	-	7.06%
Shareholders of Shell in exchange of all of GTHL shares upon reverse-merger	39,817,500	398,175	-	21.49%
Zenith Capital Management LLC	200,000	2,000	498,000	0.11%
Li Dongming	80,000	800	61,600	0.04%
Beijing Lihe	1,500,000	15,000	285,000	0.81%
Guangzhou Renwoxing	9,727,769	97,278	194,555	5.25%
Private placement investors	68,027,358	680,273	511,628	36.72%
Management / Insider	17,050,000	170,500	10,000	9.20%
Li SiBei	220,000	2,200	8,000	0.12%
Wu YiSha	400,000	4,000	16,000	0.22%
He WenHui	125,000	1,250	5,000	0.07%
Deng BoXiang	62,500	625	2,500	0.03%
Zhang Yan	78,000	780	3,120	0.04%
Kwok MingWai	230,000	2,300	8,000	0.12%
Yan ShaoFeng	1,000,000	10,000	40,000	0.54%
A u HinMan	4,800,000	48,000	192,000	2.59%
Liu Yong	10,231,000	102,310	-	5.52%
Yuan Wei	5,231,000	52,310	-	2.82%
Li JieWen	8,431,000	84,310	-	4.55%
Zhou Jian	5,000,000	50,000	-	2.70%
Less: Cost of Issue	-	-	(151,384)	-
	185,283,627	1,852,836	1,684,019	100.00%

Guangzhou Global Telecom, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

10.	GOING CONCERN UNCERTAINTIES

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

11.	SUBSEQUENT EVENT

On December 9, 2011, the Company’s shareholders jointly agreed to a 10 to 1 reverse stock split (the “Reverse Split”) on its issued and outstanding common stock, having a par value of $0.01 per share. On February 16, 2012, the Reverse Split was effective and approved by the Financial Industry Regulatory Authority (FINRA).Upon the effect of the Reverse Stock Split, the Company’s issued and outstanding shares reduced from 185,283,627 to 18,528,637.

On March 2, 2012, pursuant to a board of resolution passed during the special meeting of the Company, the name of the Company was changed from Guangzhou Global Telecom, Inc. to China Teletech Holding, Inc. On March 20, 2012, the name change was effective and approved by FINRA.

On March 30, 2012, the Company completed a share exchange transaction with China Teletech Limited, a British Virgin Islands corporation (“CTL”), by entering into a share exchange agreement (the “Agreement”) with CTL and the former shareholders of CTL. Pursuant to the Agreement, the Company acquired all the outstanding capital stock of CTL from the former shareholders of CTL in exchange for the issuance of 40,000,000 shares of our common stock (the “Share Exchange”). The shares issued to the former shareholders of CTL constituted approximately 68.34% of the Company’s issued and outstanding shares of common stock as of an immediately after the commutation of the Share Exchange. As a result of the Share Exchange, CTL became the Company’s wholly owned subsidiary and Dong Liu and Yuan Zhao, the former shareholders of CTL, became our principal shareholders.

In connection with the share exchange agreement, Yankuan Li resigned as the Company’s Chairman of the Board of Directors but remained as a member of the Board of Directors of the Company.  Dong Liu was appointed as the Company’s Chairman of the Board of Directors, Yuan Zhao, Yau Kwong Lee and Kwok Ming Wai Andrew were appointed as the Company’s members of the Board of Directors.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1) Amendment to Articles of Incorporation
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation. (9)
10.1	Securities Purchase Agreement (2)
10.2	Registration Rights Agreement (2)
10.3	Subsidiary Guarantee (2)
10.4	Security Agreement (2)
10.5	Form of Senior Secured Convertible Debenture (2)
10.6	Form of Common Stock Purchase Warrant (2)
10.7	Amendment Agreement among the Company and certain investors, dated February 21, 2008 (3)
10.8	Share Transfer Agreement between Huantong Telecom Singapore Company Pte. Ltd. and TCAM Technology Pte. Ltd., dated February 14, 2008 (4)
10.9	Share Transfer Agreement between Global Telecom Holdings Limited and Guangzhou Renwoxing Telecom, dated July 29, 2008 (5)
10.10	Amendment Agreement between the Company and certain investors, dated November 3, 2008 (6)
10.11	Settlement Agreement, dated December 29, 2009 (7)
10.12	Settlement Agreement, dated November 28, 2011 (8)
10.13	Share Exchange Agreement, by and among the Company, CTL and the former shareholders of CTL. (9)
21.1	List of Subsidiaries (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to Form SB-2 filed on January 6, 2006.
(2)	Incorporated by reference to Form 8-K/A filed on August 8, 2007.
(3)	Incorporated by reference to Form 8-K filed on February 28, 2008.
(4)	Incorporated by reference to Form 8-K filed on March 11, 2008.
(5)	Incorporated by reference to Form 8-K filed on July 31, 2008.
(6)	Incorporated by reference to Form 8-K filed on November 5, 2008.
(7)	Incorporated by reference to the Form 8-K filed on January 4, 2010.
(8)	Incorporated by reference to the Form 8-K filed on December 1, 2011.
(9)	Incorporated by reference to the Form 8-K filed on April 5, 2012.
*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TELETECH HOLDING, INC.

Date: May 15 , 2012	By:	/s/ Yankuan Li
Yankuan Li
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yankuan Li
Yankuan Li	President, Chief Executive Officer and Director	May 15 , 2012

/s/ Dong Liu
Dong Liu	Chairman	May 15 , 2012

/s/ Yuan Zhao
Yuan Zhao	Director	May 15 , 2012

/s/ Yau Kwong Lee
Yau Kwong Lee	Director	May 15 , 2012

/s/ Kwok Ming Wai Andrew
Kwok Ming Wai Andrew	Chief Financial Officer, Secretary and Director	May 15 , 2012