Form 10-Q
period 2012-03-31
China Teletech Holding Inc
filed 2012-05-15
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 15, 2012, there were 58,528,637 shares outstanding of the registrant’s common stock.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

China Teletech Holding, Inc.

(Formerly known as Guangzhou Global Telecom, Inc.)

Unaudited Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc.)

Board of Directors and Stockholders
China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc.)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of China Teletech Holding, Inc. (formerly known as Guangzhou Global Telecom, Inc.) as of March 31, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2012 and December 31, 2011.  These interim consolidated financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred substantial losses, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement, all of which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

San Mateo, California	WWC, P.C.
May12, 2012	Certified Public Accountants

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011
(Stated in US Dollars)

ASSETS		3/31/2012	12/31/2011
	Note
Current Assets
Cash and Cash Equivalents		$2,308,518	$69,270
Short-term Investment		395,276	597,043
Other Receivables	4	-	204,252
Due from related parties	5	590,193	904,846
Purchase Deposits		79,055	23,049
Prepaid expenses		129,824	-
Inventories		826,413	549,908
Total Current Assets		4,329,279	2,348,368

Non-Current Assets
Property, plant & equipment, net	6	60,646	-
Other non-current assets		206,765	71,145
Total Non-Current Assets		206,765	71,145

TOTAL ASSETS		$4,596,690	$2,419,513

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$1,427,693	$859,315
VAT payable	7	1,229,455	1,221,729
Due to related parties	5	136,027	30,000
Accrued liabilities and other payables		143,404	127,548
Convertible debenture - current portion	8	-	2,866,323
Total Current Liabilities		2,936,579	5,104,915

Non-Current Liabilities
Convertible debenture – non-current portion	8	1,300,000	-
Total Non-Current Liabilities		1,300,000	-

TOTAL LIABILITIES		$4,236,579	$5,104,915

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011
(Stated in US Dollars)

		3/31/20112	12/31/2011
STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized, 58,528,637 and 185,283,627 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	9	$585,286	$1,852,836
Additional Paid in capital		4,366,114	1,684,019
Other Comprehensive Income		28,349	32,231
Retained Earnings		(4,937,047)	(6,548,179)
Non-controlling Interest		317,409	293,691

TOTAL STOCKHOLDERS' EQUITY		$360,111	$(2,685,402)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$4,596,690	$2,419,513

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Consolidated Statements of Income
For the three-month periods ended March 31, 2012 and 2011
(Stated in US Dollars)

	3/31/2012	3/31/2011
Sales	$3,036,784	$9,219,946
Cost of sales	2,960,678	8,935,698
Gross profit	76,106	284,248

Operating expenses
Administrative and general expenses	110,330	88,925
Total operating expense	110,330	88,925

(Loss) Income from Operations	(34,224)	195,323

Gain on forgiveness of long term debt	1,566,323	-
Other income	119,384	-
Interest income	6	5
Other expenses	(505)	(3,346)
Income before taxation on Continuing Operations	1,650,984	191,982
Income tax	(16,134)	(33,783)
Net Income	1,634,850	158,199
Net income attributable to non-controlling interest	(23,718)	(23,929)
Net Income (Loss) Attributable to the Company	$1,611,132	$134,270

Earnings Per Share
Basic	$0.02	$0.01
Diluted	0.02	0.01

Weighted Average Shares Outstanding
-Basic (Adjusted for 1 for 10 reverse stock split)	104,203,410	14,947,513
-Diluted (Adjusted for 1 for 10 reverse stock split)	104,203,410	14,947,513

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Consolidated Statements of Changes in Stockholders’ Equity
For the three-month periods ended March 31, 2012 and the year ended December 31, 2011
 (Stated in US Dollars)

	Total Number of Shares	Common Stock	Additional Paid in Capital	Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total

Balance, January 1, 2011	149,475,127	$1,494,751	$1,409,399	$10,875	$(6,138,894)	$321,483	$(2,902,386)
Issuance of common stock	6,865,500	68,655	274,620	-	-	-	343,275
Issuance of share based compensation	28,943,000	289,430	-	-	-	-	289,430
Net Loss	-	-	-	-	(409,285)	-	(409,285)
Dividends paid to non-controlling shareholders	-	-	-	-	-	(88,953)	(88,953)
Non-controlling Interest	-	-	-	-	-	61,161	61,161
Foreign Currency Translation	-	-	-	21,356	-	-	21,356
Balance at December 31, 2011	185,283,627	$1,852,836	$1,684,019	$32,231	$(6,548,179)	$293,691	$(2,685,402)

Balance, January 1, 2012	185,283,627	$1,852,836	$1,684,019	$32,231	$(6,548,179)	$293,691	$(2,685,402)
Reverse common stock split – 1 for 10	(166,754,990)	(1,667,550)	1,667,550	-	-	-	-
Value of stock to acquire China Teletech Limited	40,000,000	400,000	1,014,545	-	-	-	1,414,545
Net Income	-	-	-	-	1,611,132	-	1,611,132
Non-controlling Interest	-	-	-	-	-	23,718	23,718
Foreign Currency Translation	-	-	-	(3,882)	-	-	(3,882)
Balance at March 31, 2012	58,528,637	$585,286	$4,366,114	$28,349	$(4,937,047)	$317,409	$360,111

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Consolidated Statements of Cash Flows
For the three months periods ended March 31, 2012 and 2011
(Stated in US Dollars)

Cash flow from operating activities	3/31/2012	3/31/2011
Net Income Attributable to the Company	$1,611,132	$134,270

Non-controlling interest	23,718	23,929
Ordinary gain on bargain	(119,022)	-
Gain on forgiveness of long term debt	(1,566,323)	-
Depreciation	-	3,775
Loss on disposal of property, plant and equipment	-	3,294
Decrease/(Increase) in other receivables	204,252	(1,480)
Decrease/(Increase) in amount due from a related party	332,061	(322,624)
Decrease/(Increase) in purchase deposit	79,594	-
Decrease/(Increase) in inventories	(152,101)	289,116
Increase/(Decrease) in tax payables	4,817	5,897
Increase/(Decrease) in accrued liabilities and other payables	(49,253)	2,165
Increase/(Decrease) in VAT payable	7,727	35,866
Increase/(Decrease) in income tax payable	16,570	33,613
Net cash provided by operating activities	393,172	207,821

Cash flows from investing activities
Net cash inflow from purchase of subsidiary – China Teletech Limited	1,783,812	-
Purchases of property, plant and equipment	-	(1,440)
Payments for deposits	(135,620)	(1,522)
Disposal for short-term investment	201,767	-
Net cash provided by/(used in) investing activities	$1,849,959	$(2,962)

Cash flows from financing activities	-	-
Net cash provided by financing activities	-	-

Net Increase in Cash & Cash Equivalents for the Period	2,243,131	204,859
Effect of Currency Translation	(3,883)	20,617
Cash & Cash Equivalents at Beginning of Period	69,270	159,930
Cash & Cash Equivalents at End of Period	$2,308,518	$385,406

Non-cash Investing Activity
Acquisition of a subsidiary by Way of Issue Stock	$1,414,544	$-

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Teletech Holding, Inc (the “Company”) formerly known as Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

On March 27, 2007, the Company underwent a reverse-merger with Global Telecom Holdings Limited (GTHL, a British Virgin Islands (BVI) Company incorporated on April 1, 2004 under the British Virgin Islands International Business Companies Act (CAP. 291)) and its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited (GGT, established on December 4, 2004 in PRC with a registered and paid-up capital of RMB 3,030,000 (approximate $375,307)) involving an exchange of shares whereby the Company issued an aggregate of 39,817,500 shares of common stock in exchange for all of the issued and outstanding shares of GTHL. In connection with the reverse merger, the Company issued 200,000 shares of common stock to Zenith Capital Management LLC in April 2007 at a price of $2.50 per share.

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

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

CTL was formed for the purpose of providing a group structure to enhance the viable capacity as discussed below of its two variable interest entities located in the People’s Republic of China (“PRC”); namely, (a) Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”) and (b) Guangzhou Rongxin Science and Technology Limited (“Guangzhou Rongxin”).

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

The consolidated financial statements include the accounts of China Teletech Holdings, Inc. (formerly known as Guangzhou Global Telecom, Inc.) and six wholly and partially owned subsidiaries. The consolidated financial statements were compiled in accordance with generally accepted accounting principles of the United States of America.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of March 31, 2012, detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Global Telecom Holdings, Ltd.	BVI	100%	HKD 7,800
China Teletech Limited	BVI	100%	USD 10
Guangzhou Global Telecommunication Co., Ltd.	PRC	100%	RMB 3,030,000
Guangzhou Renwoxing Telecom Co., Ltd.	PRC	51%	RMB 3,010,000
Shenzhen Rongxin Investment Co., Ltd	PRC	100%	RMB 10,000,000
Guangzhou Rongxin Science and Technology Limited	PRC	100%	HK 1,200,000

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

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

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

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

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

(h)	Property, Plant, and Equipment, net

Property, plant and equipment, net are carried at cost net of accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with no salvage value.  Estimated useful lives of the property, plant and equipment are as follows:

Motor Vehicles                                                         Three years

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

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

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

Exchange Rates	3/31/2012	12/31/2011	3/31/2011
Year end RMB : US$ exchange rate	6.3247	6.3647	6.5701
Average year RMB : US$ exchange rate	6.3201	6.4735	6.5894

Year end HKD : US$ exchange rate	7.7646	7.7691	7.7887
Average year HKD : US$ exchange rate	7.7608	7.7851	7.7879

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

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

In respect of the Company’s subsidiaries domiciled and operated in China, the taxation of these entities are summarized below:

●
GGT, GRT, Shenzhen Rongxin and Guangzhou Rongxin are located in the PRC and GTHL and CTL are located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled.  The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

Subsidiary	Country of Domicile	Income Tax Rate
GGT, GRT, Shenzhen Rongxin and Guangzhou Rongxin	PRC	25.0%
GTHL and CTL	British Virgin Islands	0.00%

●
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

●
Since China Teletech Holding, Inc. (formerly known as Guangzhou Global Telecom, Inc.) is primarily a holding company without any business activities in the United States. The Company shall not be subject to United States income tax for the three-month periods ended March 31, 2012 and 2011.

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

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

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

For certain of the Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2012 and December 31 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three month period ended March 31 2012 and 2011 included net income and foreign currency translation adjustments.

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

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

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

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

3.	CONCENTRATION

A substantial portion of the Company and the Company’s subsidiaries’ business operations depend on mobile telecommunications in PRC; any loss or deterioration of such relationship may result in severe disruption to the business operations impacting the Company's revenue. The Company and the Company’s subsidiaries rely entirely on the networks and gateways of these phone operators to provide its services. The Company and the Company’s subsidiaries’  agreements with these operators are generally for a short period of one year and generally do not have automatic renewal provision. If these providers are unwilling to continue business with the Company and the Company’s subsidiaries, the Company and the Company’s subsidiaries' ability to conduct its existing business would be adversely affected.

4.	OTHER RECEIVABLES

Other receivables as of March 31, 2011 and December 31 2011 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

	As of 3/31/2012	As of 12/31/2011
Type of Account
Trade financing to business associates	$-	$204,252
Allowance for bad debt	-	-
Other receivable, net	$-	$204,252

5.	DUE FROM/TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	As of 3/31/2012	As of 12/31/2011
Due from related parties	$590,193	$904,846
Due to related parties	(136,027)	(30,000)
Net due from/(due to) related parties	$454,166	$847,846

Amounts owing to the Company’s related parties are non-interest-bearing and payable on demand.

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of March 31, 2012 and 20101

	As of 3/31/2012	As of 12/31/2011

At cost
Motor Vehicles	$60,646	$-
Total	$60,646	$-

Less: Accumulated depreciation
Motor Vehicles	$-	$-
Total	$-	$-

	$60,646	$-

There is no depreciation expense for the three months and for the year ended March 31, 2012 and December 31, 2011 respectively.

7.     VALUE ADDED TAX PAYABLE

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at December 31, 2011.  Thus, the VAT payable as of March 31, 2012 included the past due VAT possibly to be waived.

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

●	Interest Rate. The Debenture bears interest at the rate of 8% per annum of the principal amount of the Debentures.
●
Conversion. Each Debenture is convertible at the option of the holder at any time after July 31, 2007 up to July 31, 2009, into shares of our common stock at a fixed conversion price of $0.82 per share.

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

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

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

On November 28, 2011, the Company entered into a Settlement and Amendment Agreement with holders of its convertible debentures, warrants and restricted shares (the “Holders”). The parties in this Settlement and Amendment Agreement agreed: i) principal amount of the debentures will be reduced from $3 million to $1.3 million; ii) the Holders will surrender common stock purchase warrants to purchase a total of 156,097,534 shares of the Company’s common stock, and surrender 32,704,376 restricted shares of the Company, in exchange for settlement payments in the sum of $155,000. The Company has paid a total of $155,000 in settlement payments to the Holders. Therefore, the Company will pay on aggregate of $1.3 million to the Holders that are due on November 28, 2014. The Company acknowledged that the conversion price of $1.3 million Fixed Rate Convertible Debenture on the conversion date shall be equal to the lesser of (a) $0.10 (the Set Price) and (b) 90% of the average of the VWAPs for the five trading days immediately prior to the applicable conversion date (such lower price, as subject to adjustment herein, the Conversion Price). The values of the beneficial conversion feature under the Black-Scholes valuation method were immaterial.

Gain or loss resulted from this Settlement and Amendment Agreement has been included in the financial statements as of and for the three months period ended March 31, 2012.

Because of the fact that the $1.3 million Fixed Rate Convertible Debenture due in contain one separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture (after two rounds)	$1,300,000
(2)	Discount	-
(3)	Warrant	-
(4)	Beneficial Conversion Feature	-

The Convertible Debentures Payable, net consisted of the following: -

	3/31/2012	12/31/2011

Convertible Debenture - Principal and interest
Balance as at beginning of period	$2,866,323	$2,866,323
Addition		-
Redemption		-
Interest charged for the current year		-
Repayment of interest in current year		-
Forgiveness of debt	(1,566,323)	-
Balance as at end of year	$1,300,000	$2,866,323

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$1,300,000	$2,866,323

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

The Convertible Debenture was classified as current and non-current as follows:

	3/31/2012	12/31/2011

Current portion	$-	$2,866,323
Non - current Portion	1,300,000	-
	$1,300,000	$2,866,323

9.    SHAREHOLDERS’ EQUITY

Common stock

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 58,528,637 and 185,283,627 shares have been issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

During the three-month period ended March 31, 2012, the Company issued approximately 40,000,000 shares of common stock for the acquisition of CTL.

Common stock reserves split

On December 9, 2011, the Company’s shareholders jointly agreed to a 10 to 1 reverse stock split (the “Reverse Split”) on its issued and outstanding common stock, having a par value of $0.01 per share. On February 16, 2012, the Reverse Split was effective and approved by the Financial Industry Regulatory Authority (FINRA).

10.	COMMITMENTS

Shenzhen Rongxin has operating leases for their premises expiring on December 31 2013.

China Teletech Holding, Inc.
(Formerly known as Guangzhou Global Telecom, Inc)
Notes to Consolidated Financial Statements
As of March 31, 2012 and December 31, 2011

The minimum lease payments for the next four years are as follows:

2012	$17,076
2013	22,768
Total	$39,844

11.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2011, the Company has an accumulated deficit of $4,937,047 due to the fact that the Company continued to incur losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2012 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As of March 31, 2012, the Company has an accumulated deficit of $$4,937,047 due to the fact that the Company incurred losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

As a result, these consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

Results of Operations

Results of Operation for the three months ended March 31, 2012 compared with three months ended March 31, 2011

Total Revenue

During the three months ended March 31, 2012, we generated $3,036,784 in revenue as compared to $9,219,946 during the same period in 2011, representing a decrease of $6,183,162 or approximately 67%. The lower sales amount during the three months ended March 31, 2012, was mainly a major supplier of store-value cards temporarily ceased its business with us since the second quarter of 2011 for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province.   The supplier will re-start its business with us after the completion of its upgrade and our sales are expected to increase and even beyond the original level.

Gross Profit

The gross profit was $76,106 for the three months ended March 31, 2012 as compared to $284,248 during the same period of 2011, representing $208,142 or 73% decrease. The gross profit margin decreased from 3.08% to 2.51%.  The decrease in gross profit was mainly due to the decrease in revenue as explained above. It also accounted for the small decrease in gross profits margin.

Expenses

Our general and administrative expenses (“G&A expenses”) were $110,330 during the three months ended March 31, 2012 as compared to $88,925 during the three months ended March 31, 2011, representing a not material increase in amount of $21,405 or 24%.

Net Income

Net income of $1,634,850 was recorded during the three months ended March 31, 2012 as compared to a net income of $158,199 during the three months ended March 31, 2011.  The increase was mainly due to the gain on forgiveness of long term debt.

Liquidity and Capital Resources

Cash provided by operating activities was $393,172 during the three months ended March 31, 2012 as compared to cash provided by operating activities was $207,821 during the same period of 2011.  Cash provided by operating activities during the first three months of 2012 was mainly resulted from net profit of $1,611,132, added adjustments of non-controlling interest $23,718, net decrease in current assets (other receivables, amounts due from a related party, purchase deposit, inventories) $463,806, netting off by net decrease in current liabilities (accrued liabilities and other payables and tax payables) $20,139 and minus adjustments of ordinary gain on merger bargain $119,022 and gain on forgiveness of long term debt $1,566,323.  Cash provided by operating activities during the same period of 2011 was mainly resulted from net profits of $134,270, added adjustments of non-controlling interest $23,929, net increase of current liabilities (accrued liabilities and other payables and tax payables) $77,541, adjustments of non-cash items (depreciation and loss on disposal of property, plant and equipment) $7,069, netting off by net increase in current assets (amount due from a related party, other receivables and inventories) $34, 988.

Cash flows provided by investing activities were $1,849,959 for the first three months of 2012 as compared to $2,962 used in the same period of 2011.  Cash provided by investing activities during the three months period of 2012 was resulted from net cash inflow from purchase of a subsidiary in the merger $1,783,812 and disposal for short-term investment $201,767, netting off by payments for deposits $135,620.  Cash used in investing activities during the same period of 2011 was resulted from purchase of property, plant and equipment $1,440 and payments for deposits $1,522.

There was no cash flow provided by or used in financing activities in the first three months of 2012 and the same period of 2011.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the period ended March 31, 2012.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (v) to Consolidated Financial Statements for the periods ended March 31, 2012 and 2011.

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

CHINA TELETECH HOLDING, INC.

Date: May 15, 2012	By:	/s/ Yankuan Li
Yankuan Li
President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Kwok Ming Wai Andrew
Kwok Ming Wai Andrew
Chief Financial Officer, Secretary and Director (Duly Authorized Officer and Principal Financial Officer)