Form 10-Q
period 2012-06-30
China Teletech Holding Inc
filed 2012-08-14
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

(850) 521-1000
 (Registrant's telephone number, including area code)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 14, 2012, there were 64,217,804 shares outstanding of the registrant's common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Teletech Holding, Inc.

Unaudited Consolidated Financial Statements

June 30, 2012 and December 31, 2011

(Stated in US Dollars)

China Teletech Holding, Inc.
Contents	Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Changes in Stockholders' Equity	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Consolidated Financial Statements	8 - 22

Board of Directors and Stockholders
China Teletech Holding, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of China Teletech Holding, Inc. as of June 30, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders' equity and cash flows for the six-month periods ended June 30, 2012 and December 31, 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred substantial losses which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California August 8, 2012	WWC, P.C. Certified Public Accountants

China Teletech Holding, Inc.
Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

ASSETS		6/30/2012	12/31/2011
	Note
Current Assets
Cash and Cash Equivalents		$3,428,191	$69,270
Short-term Investment		395,588	597,043
Other Receivables	4	-	204,252
Due from related parties	5	4,850	904,846
Purchase Deposits		-	23,049
Prepaid expenses		130,212
Inventories		114,443	549,908
Total Current Assets		4,073,284	2,348,368

Non-Current Assets
Property, plant & equipment, net	6	57,986	-
Other non-current assets		87,119	71,145
Total Non-Current Assets		145,105	71,145

TOTAL ASSETS		$4,218,389	$2,419,513

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable		$705,088	$859,315
VAT payable	7	-	1,221,729
Due to related parties	5	340,148	30,000
Accrued liabilities and other payables		77,814	127,548
Convertible debenture - current portion	8	-	2,866,323
Total Current Liabilities		1,123,050	5,104,915

Non-Current Liabilities
Convertible debenture - non-current portion	8	1,300,000	-
Total Non-Current Liabilities		1,300,000	-

TOTAL LIABILITIES		$2,423,050	$5,104,915

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

		6/30/2012	12/31/2011
STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized, 64,217,804 and 185,283,627 shares issued and outstanding at June 30, 2012 and December 31, 2012, respectively	9	$642,178	$1,852,836
Additional Paid in capital		4,764,355	1,684,019
Other Comprehensive Income		36,774	32,231
Retained Earnings		(3,978,609)	(6,548,179)
Minority Interest		330,641	293,691

TOTAL STOCKHOLDERS' EQUITY		$1,795,339	$(2,685,402)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$4,218,389	$2,419,513

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Income
For the three-month and six-month periods ended June 30, 2012 and December 31, 2011
(Stated in US Dollars)

	Three months ended		Six months ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Sales	$8,041,796	$3,511,488	$11,078,580	$12,731,434
Cost of sales	7,752,868	3,440,678	10,713,546	12,376,375
Gross profit	288,928	70,810	365,034	355,059

Operating expenses
Administrative and general expenses	641,552	89,585	751,882	178,510
Total operating expense	641,552	89,585	751,882	178,510

(Loss) Income from Operations	(352,624)	(18,775)	(386,848)	176,549

Gain on forgiveness of long term debt	-	-	1,566,323	-
Gain on disposal of a subsidiary	1,371,596	-	1,371,596	-
Other income	-	45,861	119,323	45,861
Interest income	14	4	20	9
Other expenses	(172)	(231)	(616)	(3,578)
Interest expense	(5)	-	(5)	-
Income before taxation	1,018,809	26,859	2,669,793	218,841
Income tax	(47,139)	(25,692)	(63,273)	(59,475)
Net Income (Loss)	971,670	1,167	2,606,520	159,366
Net income attributable to non-controlling interest	(13,232)	(19,680)	(36,950)	(43,609)
Net Income (Loss) Attributable to the Company	$958,438	$(18,513)	$2,569,570	$115,757

Earnings Per Share
Basic	$0.02	$-	$0.03	$0.01
Diluted	0.02	-	0.03	0.01

Weighted Average Shares Outstanding
-Basic (adjusted for 1 for 10 reverse stock split)	60,993,943	14,947,513	82,465,693	14,947,513
-Diluted (adjusted for 1 for 10 reverse stock split)	60,993,943	14,947,513	82,465,693	14,947,513

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the six-month period ended June 30, 2012 and the year ended December 31, 2011
(Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance, January 1, 2011	149,475,127	$1,494,751	$1,409,399	$10,875	$(6,138,894)	$321,483	$(2,902,386)
Issuance of common stock	6,865,500	68,655	274,620	-	-	-	343,275
Issuance of share-based compensation	28,943,000	289,430	-	-	-	-	289,430
Net Income	-	-	-	-	(409,285)	-	(409,285)
Dividends paid to non-controlling shareholders	-	-	-	-	-	(88,953)	(88,953)
Non-controlling Interest	-	-	-		-	61,161	61,161
Foreign Currency Translation	-	-	-	21,356	-	-	21,356
Balance at December 31, 2011	185,283,627	$1,852,836	$1,684,019	$32,231	$(6,548,179)	$293,691	$(2,685,402)

Balance, January 1, 2012	185,283,627	$1,852,836	$1,684,019	$32,231	$(6,548,179)	$293,691	$(2,685,402)
Reserve common stock split - 1 for 10	(166,754,990)	(1,667,550)	1,667,550	-	-	-	-
Value of stock to acquire China Teletech Limited	40,000,000	400,000	1,014,545	-	-	-	1,414,545
Issuance of share-based compensation	5,689,167	56,892	398,241	-	-	-	455,133
Net Income	-	-	-	-	2,569,570	-	2,569,570
Non-controlling Interest	-	-	-	-	-	36,950	36,950
Foreign Currency Translation	-	-	-	4,543	-	-	4,543
Balance at June 30, 2012	64,217,804	$642,178	$4,764,355	$36,774	$(3,978,609)	$330,641	$1,795,339

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Cash Flows
For the three-month and six-month periods ended June 30, 2012 and December 31, 2011
(Stated in US Dollars)

	Three months ended		Six months ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Cash flow from operating activities
Net (Loss) / income	$958,438	$(18,513)	$2,569,570	$115,757

Minority interest	13,232	19,680	36,950	43,609
Depreciation	3,040	2,487	3,040	6,262
Ordinary gain on bargain	-	-	(119,022)	-
Gain on disposal of subsidiary	(1,371,596)	-	(1,371,596)	-
Gain on forgiveness of long term debt	-	-	(1,566,323)	-
Stock compensation	455,133	-	455,133	-
Loss on disposal of property, plant and equipment	-	268	-	3,561
Decrease/(increase) in other receivables	(1)	(49,363)	204,252	(50,843)
Decrease/(increase) in amount due from related parties	(73,462)	(64,231)	258,599	(386,855)
Decrease/(increase) in prepaid expenses	(387)	-	(387)	-
Decrease/(increase) in purchase deposit	79,055	(332,101)	158,649	(332,101)
Decrease/(increase) in inventories	711,971	329,816	559,870	618,932
Increase/(decrease) in tax payables	661	15,634	5,478	21,532
Increase/(decrease) in accrued liabilities and other payables	176,517	(1,503)	127,263	662
Increase/(decrease) in VAT payable	973	20,715	8,700	56,580
Increase/(decrease) in income tax payable	47,480	26,477	64,050	60,090

Net cash provided by/(used in) operating activities	1,001,054	(50,634)	1,394,226	157,186

Cash flows from investing activities
Net cash inflow from purchase of subsidiary - China Teletech Limited	-	-	1,783,812	-
Disposal of a subsidiary	569		569
Purchase for short-term investment	(312)	(220,332)	201,455	(221,771)
Payments for deposits	119,645	(25)	(15,975)	(1,547)

Net cash provided by/(used in) investing activities	$119,902	$(220,357)	$1,969,861	$(223,318)

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Cash Flows
For the three-month and six-month periods ended June 30, 2012 and December 31, 2011
(Stated in US Dollars)

	Three months ended		Six months ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Cash flows from financing activities

Net cash provided by financing activities	-	-	-	-

Net Increase/(Decrease) in Cash & Cash Equivalents	1,120,956	(270,991)	3,364,087	(66,132)

Effect of Currency Translation	(1,283)	4,529	(5,166)	25,146

Cash & Cash Equivalents at Beginning of Period	2,308,518	385,406	69,270	159,930

Cash & Cash Equivalents at End of Period	$3,428,191	$118,944	$3,428,191	$118,944

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and 2011
For the six-month periods ended June 30, 2012 and 2011

  ORGANIZATION AND PRINCIPAL ACTIVITIES

  China Teletech Holding, Inc (the "Company") formerly known as Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

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

  Pursuant to a Stock Purchase Agreement dated July 29, 2008, the Company acquired 51% of the issued and outstanding shares in Guangzhou Renwoxing Telecom ("GRT"), a limited liability company incorporated in China. Pursuant to the terms of the Stock Purchase Agreements, the Shareholders agreed to sell and transfer the proportion of the shares to the Company for a purchase consideration of US$291,833.

  On March 2, 2012, pursuant to a board of resolution passed during the special meeting of the Company, the name of the Company was changed from Guangzhou Global Telecom, Inc. to China Teletech Holding, Inc. On March 20, 2012, the name change was effective and approved by FINRA.

  On March 30, 2012, the Company completed a share exchange transaction with China Teletech Limited, a British Virgin Islands corporation ("CTL"), by entering into a share exchange agreement (the "Agreement") with CTL and the former shareholders of CTL. Pursuant to the Agreement, the Company acquired all the outstanding capital stock of CTL from the former shareholders of CTL in exchange for the issuance of 40,000,000 shares of our common stock (the "Share Exchange"). The shares issued to the former shareholders of CTL constituted approximately 68.34% of the Company's issued and outstanding shares of common stock as of an immediately after the commutation of the Share Exchange. As a result of the Share Exchange, CTL became the Company's wholly owned subsidiary and Dong Liu and Yuan Zhao, the former shareholders of CTL, became our principal shareholders.

  In connection with the share exchange agreement, Yankuan Li resigned as the Company's Chairman of the Board of Directors but remained as a member of the Board of Directors of the Company.  Dong Liu was appointed as the Company's Chairman of the Board of Directors, Yuan Zhao, Yau Kwong Lee and Kwok Ming Wai Andrew were appointed as the Company's members of the Board of Directors.

  CTL was formed for the purpose of providing a group structure to enhance the viable capacity as discussed below of its two variable interest entities located in the People's Republic of China ("PRC"); namely, (a) Shenzhen Rongxin Investment Co., Ltd. ("Shenzhen Rongxin") and (b) Guangzhou Rongxin Science and Technology Limited ("Guangzhou Rongxin").

  The Company, through its subsidiaries, is principally engaged in the distribution and trading of rechargeable phone cards, cellular phones and accessories within cities in PRC. Customers of the Company embrace wholesalers, retailers, and final users.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of June 30, 2012, detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Global Telecom Holdings, Ltd.	BVI	100%	HKD 7,800
China Teletech Limited	BVI	100%	USD 10
Guangzhou Renwoxing Telecom Co., Ltd.	PRC	51%	RMB 3,010,000
Shenzhen Rongxin Investment Co., Ltd	PRC	100%	RMB 10,000,000
Guangzhou Rongxin Science and Technology Limited	PRC	100%	HK 1,200,000

    Economic and Political Risks

    The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti- inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

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

    Inventories

    Inventories are stated at the lower of cost or market value. Cost is computed using the first-in, first- out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions. The inventories are telecommunication products such as mobile phone, rechargeable phone cards, smart chips, and interactive voice response cards.

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

    Cost of Sales

    The Company's cost of sales is comprised mainly of cost of goods sold.

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

    Advertising

    The Company expensed all advertising costs as incurred.

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

    For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders' equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity.

Exchange Rates	6/30/2012	12/31/2011	6/30/2011
Year end RMB : US$ exchange rate	6.3197	6.3647	6.4640
Average year RMB : US$ exchange rate	6.3255	6.4735	6.5482

Year end HKD : US$ exchange rate	7.7575	7.7691	7.7835
Average year HKD : US$ exchange rate	7.7616	7.7851	7.7830

    RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

    Income Taxes

    The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States, People's Republic of China (PRC), and British Virgin Islands (BVI) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

    In respect of the Company's subsidiaries domiciled and operated in China, the taxation of these entities are summarized below:

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

      Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company shall not be subject to United States income tax for the three-month periods ended June 30, 2012 and 2011.

    Statutory Reserve

    Statutory reserve refers to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and Increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equaling 50% of the enterprise's registered capital.

    Fair Value of Financial Instruments

    For certain of the Company's financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, "Fair Value Measurements and Disclosures," requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

    The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, "Distinguishing Liabilities from Equity," and ASC 815.

    As of June 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

    Other Comprehensive Income

    The Company's functional currency is the Renminbi ("RMB"). For financial reporting purposes, RMB were translated into United States Dollars ("USD" or "$") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".

    Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

    The Company uses FASB ASC Topic 220, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the six month period ended June 30, 2012 and 2011 included net income and foreign currency translation adjustments.

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

    Segment Reporting

    FASB ASC Topic 280, "Disclosures about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company.

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

    In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is not expected to have a material impact on the Company's consolidated financial statements upon adoption.

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

    In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not intend to adopt this ASU No. 2011-08 before September 15, 2011, and does not expect it to have a material impact on the Company's consolidated financial position and results of operations.

  CONCENTRATION

  A substantial portion of the Company and the Company's subsidiaries' business operations depend on mobile telecommunications in PRC; any loss or deterioration of such relationship may result in severe disruption to the business operations impacting the Company's revenue. The Company and the Company's subsidiaries rely entirely on the networks and gateways of these phone operators to provide its services. The Company and the Company's subsidiaries' agreements with these operators are generally for a short period of one year and generally do not have automatic renewal provision. If these providers are unwilling to continue business with the Company and the Company's subsidiaries, the Company and the Company's subsidiaries' ability to conduct its existing business would be adversely affected.

  OTHER RECEIVABLES

  Other receivables as of June 30, 2012 and December 31, 2011 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

	As of 6/30/2012	As of 12/31/2011
Type of Account
Trade financing to business associates	$-	$204,252
Allowance for bad debt	-	-
Other receivable, net	$-	$204,252

  DUE FROM/TO RELATED PARTIES

  The following table presents the balances the Company due to and from related parties.

	As of 6/30/2012	As of 12/31/2011
Due from related parties	$4,850	$904,846
Due to related parties	(340,148)	(30,000)
Net due from (due to)	(335,298)	874,846

  Amounts owing to the Company's related parties are non-interest-bearing and payable on demand.

  PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment consist of the following as of June 30, 2012 and December 31, 2011:

	As of 6/30/2012	As of 12/31/2011

At cost
Motor Vehicles	61,026	-
Total	$61,026	$-

Less: Accumulated depreciation
Motor Vehicles	(3,040)	-
	$(3,040)	$-

	$57,986	$-

  The depreciation expenses were $ 3,040 and $Nil for the six months and for the year ended June 30, 2012 and December 31, 2011, respectively.

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

  CONVERTIBLE BONDS AND BOND WARRANTS

  On July 31, 2007 and January 1, 2008, the Company completed two financing transactions with several investors (the "Subscriber") issuing $2,000,000 and $1,000,000, respectively, Fixed Rate Convertible Debenture due in 2009 and a stock purchase warrant to purchase an aggregate of 2,090,592 shares of the Company common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that will expire in 2012 (the "Warrants").

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

  On November 3, 2008, due to market conditions, the Company re-negotiated the terms of the Debentures and Warrants, and entered into a modification agreement (the "Amendment Agreement") with the Holders. Pursuant to the Amendment Agreement, the Company agreed to completely remove the monthly interest payment of the Debentures and Increase the annual interest rate to 18%. Therefore, as described in the Schedule A of the Amendment Agreement, the Company will pay an aggregate of $2,151,110.85 and $1,485,714.10 to the Holders that are due on July 31, 2009 and February 21, 2010, respectively.  The Company acknowledged that the conversion price of the Debentures on the conversion date shall be equal to the lesser of (a) $0.015 (subject to adjustment), and (b) 80% of the lowest closing bid price during the 20 Trading Days immediately prior to the applicable conversion date (subject to adjustment).

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

  On November 28, 2011, the Company entered into a Settlement and Amendment Agreement with holders of its convertible debentures, warrants and restricted shares (the "Holders"). The parties in this Settlement and Amendment Agreement agreed: i) principal amount of the debentures will be reduced from $3 million to $1.3 million; ii) the Holders will surrender common stock purchase warrants to purchase a total of 156,097,534 shares of the Company's common stock, and surrender 32,704,376 restricted shares of the Company, in exchange for settlement payments in the sum of $155,000. The Company has paid a total of $155,000 in settlement payments to the Holders. Therefore, the Company will pay on aggregate of $1.3 million to the Holders that are due on November 28, 2014. The Company acknowledged that the conversion price of $1.3 million Fixed Rate Convertible Debenture on the conversion date shall be equal to the lesser of (a) $0.10 (the Set Price) and (b) 90% of the average of the VWAPs for the five trading days immediately prior to the applicable conversion date (such lower price, as subject to adjustment herein, the Conversion Price). The values of the beneficial conversion feature under the Black-Scholes valuation method were immaterial.

  Gain or loss resulted from this Settlement and Amendment Agreement has been included in the financial statements as of and for the six months period ended June 30, 2012.

  Because of the fact that the $1.3 million Fixed Rate Convertible Debenture due in contain one separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture (after two rounds)	$ 1,300,000
(2)	Discount	-
(3)	Warrant	-
(4)	Beneficial Conversion Feature	-

  The Convertible Debentures Payable, net consisted of the following: -

	6/30/2012	12/31/2011
Convertible Debenture - Principal and interest
Balance as at beginning of period	$ 2,866,323	$ 2,866,323
Addition		-
Redemption		-
Interest charged for the current year		-
Repayment of interest in current year		-
Forgiveness of debt	(1,566,323)	-
Balance as at end of year	$ 1,300,000	$ 2,866,323

Less: Interest discount - Beneficial conversion feature
Balance as at beginning of year	$ -	$ -
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount - Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$ 1,300,000	$ 2,866,323

The Convertible Debenture was classified as current and non-current as follows:

	6/30/2012	12/31/2011

Current portion	$ -	$ 2,866,323
Non - current Portion	1,300,000	-
	$ 1,300,000	$ 2,866,323

  SHAREHOLDERS' EQUITY

  Common stock

  The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 64,217,804 and 185,283,627 shares have been issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.

  During the six-month period ended June 30, 2012, the Company issued approximately 40,000,000 and 5,689,167 shares of common stock for the acquisition of CTL and stock compensation, respectively.

  Common stock reserves split

  On December 9, 2011, the Company's shareholders jointly agreed to a 10 to 1 reverse stock split (the "Reverse Split") on its issued and outstanding common stock, having a par value of $0.01 per share. On February 16, 2012, the Reverse Split was effective and approved by the Financial Industry Regulatory Authority (FINRA).

  COMMITMENTS

  Shenzhen Rongxin has operating leases for their premises expiring on December 31 2013.

  The minimum lease payments for the next four years are as follows:

2012	$11,384
2013	22,768
Total	$34,152

  DISPOSAL OF A SUBSIDIARY

  On June 30, 2012, the Company's subsidiary, Global Telecom Holdings Limited, entered into an agreement with an independent third party to dispose of its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited for a cash consideration of US$644.

  GOING CONCERN UNCERTAINTIES

  These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

  As of June 30, 2012, the Company has an accumulated deficit of $3,978,607 due to the fact that the Company continued to incur losses over the past several years.

  As a result, these consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and six months ended June 30, 2012 and 2011 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2011. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Overview

We are a nationally distributor of pre-paid calling card and integrated mobile phone handsets and a provider of mobile handset value-added services. We are an independent qualified corporation that serves as one of principal distributors of China Telecom, China Unicom, and China Mobile products in Guangzhou City. We maintain and operate the largest prepaid mobile phone card sales and distribution center in Guangzhou City. We are developing on-line add-value platform with China Mobile to develop our on-line business. We work in cooperative distribution relationships with Samsung, Panasonic, Motorola, LG, GE and Bird corporations. After the merger with China Teletech Limited Group on March 30, 2012, we started a new distribution business of mineral water and Chinese wine.

On June 30, 2012, the Company strategically sold its wholly-owned subsidiary, Guangzhou Global Telecommunication Company Limited ("GGT"), to a third party. GGT was engaged in the trading and distribution of cellular phones, cellular phone accessories and rechargeable phone cards.

Going Concern

The quarterly (unaudited) consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2012, the Company has an accumulated loss of $3,978,607 due to the fact that the Company incurred losses over the past several years. It affected the Company's ability to pay PRC government tax and Debentures.

However, as the Company fulfilled the required obligations of a settlement agreement dated November 28, 2011 with holders of the Debentures, the principle amount was reduced from $2,866,323 to $1,300,000 and it became a non-current liability. In addition, the Company disposed of a subsidiary, GGT, together with its related VAT payable $1,221,729 on June 30, 2012. As a result, the Company turned to a net current asset financial position and improved its ability to pay current and non-current liabilities.

Results of Operations

Results of operation for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011

Total Revenue

During the three months ended June 30, 2012, we generated $8,041,796 in revenue as compared to $3,511,488 during the same period in 2011, representing an increase of $4,530,308 or approximately 129%. The higher sales amount during the three months ended June 30, 2012 were mainly due to contributions from Guangzhou Rongxin and Shenzhen Rongxin, which the Company acquired on March 30, 2012. Guangzhou Rongxin mainly engaged in phone cards distribution business and generated revenue of about $3.40 million in the second quarter of 2012. Shenzhen Rongxin engaged in mineral water and Chinese wine distribution business (the product mix of mineral water and Chinese wine was about 20% to 80% respectively) and it generated revenue of about $1.54 million in the second quarter of 2012.

Gross Profit

The gross profit was $288,928 for the three months ended June 30, 2012 as compared to $70,810 during the same period of 2011, representing $218,118 or 308% increase. The gross profit margin increased from 2.02% to 3.59%. The increase in gross profit was mainly due to the increase in revenue as explained above. The gross profit ratio of phone cards dropped from about 2.5% to about 1.6% as the cost of goods increased in a greater extend that the selling price. The new distribution business of mineral water and Chinese wine had a higher gross profit ratio of about 20.4% and about 10.1% respectively. The new distribution business accounted for the increase of the overall gross profit ratio.

Expenses

Our general and administrative expenses ("G&A expenses") were $641,552 during the three months ended June 30, 2012 as compared to $89,585 during the three months ended June 30, 2011, representing an increase of $551,967 or 616%. The increase in G&A expenses was mainly due to the special equity compensation ($455,133) to mainly business partners for business development and the expenses from the newly acquired companies ($99,395) less the exclusion of the expenses from GGT which was disposed on June 30, 2012 as compared to ($77,499) during the three months ended June 30, 2011.

In the second quarter of 2012, there was a gain from the disposal of GGT in the amount of $1,371,596.

Net results

Net Profit recorded $958,438 during the three months ended June 30, 2012 as compared to a net loss recorded $18,513 during the three months ended June 30, 2011. The increase in net profits was mainly due to the increase in gross profits, the gain from disposal of a subsidiary less the increase in the G&A expenses which were mentioned above.

Results of operation for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011

Total Revenue

During the six months ended June 30, 2012, we generated $11,078,580 in revenue as compared to $12,731,434 during the same period in 2012, representing a decrease of $1,652,854 or approximately 13%. The lower sales amount during the six months ended June 30, 2012 was mainly a major supplier of store-value cards ceased its business with us since the second quarter of 2011 for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province. The loss in sales in the first quarter was compensated by the new sales contributions from Guangzhou Rongxin and Shenzhen Rongxin which were acquired March 30, 2012 by the Company.

Gross Profit

The gross profit was $365,034 for the six months ended June 30, 2012 as compared to $355,059 during the same period of 2011, representing $9,975 or 2.81% increase. The gross profit margin increased from 2.79% to 3.29%. The drop in sales of card business due to the cessation of business of a major supplier reduced the gross profit. However, it was compensated by business of new acquired companies in which the distribution business of mineral water and Chinese wine had a higher gross profit margin which accounted for slight increase in the overall gross profits and the increase in overall gross profit margin.

Expenses

Our general and administrative expenses ("G&A expenses") were $751,882 during the six months ended June 30, 2012 as compared to $178,510 during the six months ended June 30, 2011, representing an increase of $573,372 or 321%. The increase in G&A expenses was mainly due to the special equity compensation ($455,133) to mainly business partners for business development and the expenses from the newly acquired companies ($99,395) less the exclusion of the expenses from GGT which was disposed on June 30, 2012.

In the six months of 2012, there were a gain from the disposal of a subsidiary - GGT of amount $1,371,596, and a gain on forgiveness of long term debt $1,566,323.

Net Income

Net income of $2,569,570 was recorded during the six months ended June 30, 2012 as compared to a net income of $115,757 during the six months ended June 30, 2011. The increase was mainly due to the gain from disposal of a subsidiary and the gain on forgiveness of long term debt, less the increase in the G&A expenses mentioned above.

Liquidity and Capital Resources

Cash provided by operating activities was $1,394,226 during the six months ended June 30, 2012 as compared to cash provided by operating activities was 157,186 during the same period of 2011. Cash provided by operating activities during the first six months of 2012 was mainly resulted from net profit of $2,569,570, added adjustments of non-cash expense item stock compensation $455,133, net decrease in current assets (other receivables, amounts due from a related party, purchase deposit and inventories) $1,181,370, netting off by net decrease in current liabilities (accrued liabilities and other payables) $127,263 and minus adjustments of gain on disposal of a subsidiary $1,371,596 and gain on forgiveness of long term debt $1,566,323. Cash provided by operating activities during the same period of 2011 was mainly resulted from net profits of $115,757, added adjustments of non-controlling interest $43,609 and depreciation $6,262 and loss on disposal of equipment $3,561, net increase of current assets (inventories) $618,932, net increase in liabilities (tax payables, VAT payable and income tax payable) $138,202, netting off by net increase in current assets (other receivables, amount due from a related party, and purchase deposit) $769,799.

Cash flows provided by investing activities were $1,969,861 for the first six months of 2012 as compared to $223,318 used in the same period of 2011. Cash provided by investing activities during the six months period of 2012 was resulted from net cash inflow from purchase of a subsidiary in the merger $1,783,812 and disposal for short-term investment $201,455, netting off by payments for deposits $15,975. Cash used in investing activities during the same period of 2011 was $223,318 and they were used to purchase short-term investment $221,771 and payments for deposits $1,547.

There was no cash flow provided by or used in financing activities in the first six months of 2012 and the same period of 2011.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the period ended June 30, 2012. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (v) to Consolidated Financial Statements for the periods ended June 30, 2012 and 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

Disclosure of controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 30, 2012, we entered into a Sales and Purchase Agreement with Mr. Zhu Sui Hui ("the Buyer") pursuant to which we sold all the capital stock of Guangzhou Global Telecommunication Company Limited, our wholly-owned subsidiary, to the Buyer for RMB 5,000, or approximately $800. Both parties agreed unconditionally to waive the current accounts payable or receivable balances between the Company (and its subsidiaries) and Guangzhou Global Telecommunication Company Limited.

Item 6. Exhibits
Exhibit No.	Description
10.1	Sales and Purchase Agreement by and between the Company and Mr. Zhu Sui Hui dated June 30, 2012 *
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Schema
101.CAL (1)	XBRL Taxonomy Calculation Linkbase
101.DEF (1)	XBRL Taxonomy Definition Linkbase
101.LAB (1)	XBRL Taxonomy Label Linkbase
101.PRE (1)	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
(1)

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TELETECH HOLDING, INC.

Date: August 14, 2012	By:	/s/ Yankuan Li
Yankuan Li
President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Kwok Ming Wai Andrew
Kwok Ming Wai Andrew
Chief Financial Officer, Secretary and Director (Duly Authorized Officer and Principal Financial Officer)