Form 10-Q
period 2012-09-30
China Teletech Holding Inc
filed 2012-11-14
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 333-130937

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

As of November 14, 2012, there were 62,417,622 shares outstanding of the registrant's common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Teletech Holding, Inc.

Unaudited Consolidated Financial Statements

September 30, 2012 and December 31, 2011

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

Board of Directors and Stockholders
China Teletech Holding, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of China Teletech Holding, Inc. as of September 30, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders' equity and cash flows for the nine-month periods ended September 30, 2012 and December 31, 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California November 8, 2012	WWC, P.C. Certified Public Accountants

China Teletech Holding, Inc.
Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011
(Stated in US Dollars)

ASSETS		9/30/2012	12/31/2011
	Note
Current Assets
Cash and Cash Equivalents		$3,372,544	$69,270
Short-term Investment		394,695	597,043
Other Receivables	4	2,309	204,252
Due from related parties	5	29,288	904,846
Purchase Deposits		-	23,049
Prepaid expenses		99,397	-
Inventories		272,810	549,908
Total Current Assets		4,171,043	2,348,368

Non-Current Assets
Property, plant & equipment, net	6	54,811	-
Other non-current assets		87,099	71,145
Total Non-Current Assets		141,910	71,145

TOTAL ASSETS		$4,312,953	$2,419,513

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Taxes payable	7	$755,433	$2,081,044
Due to related parties	5	334,949	30,000
Accrued liabilities and other payables		54,278	127,548
Convertible debenture - current portion	8	-	2,866,323
Total Current Liabilities		1,144,660	5,104,915

Non-Current Liabilities
Convertible debenture - non-current portion		1,300,000	-
Total Non-Current Liabilities		1,300,000	-

TOTAL LIABILITIES		$2,444,660	$5,104,915

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011
(Stated in US Dollars)

		9/30/2012	12/31/2011
STOCKHOLDERS' EQUITY
Common stock US$0.01 par value; 1,000,000,000
authorized, 60,947,366 and 185,263,627 shares issued and
outstanding at September 30, 2012 and December 31, 2011, respectively	9	$609,474	$1,852,836
Additional Paid in capital		4,764,355	1,684,019
Other Comprehensive Income		29,941	32,231
Retained Earnings		(3,876,558)	(6,548,179)
Minority Interest		341,081	293,691

TOTAL STOCKHOLDERS' EQUITY		1,868,293	(2,685,402)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$4,312,953	$2,419,513

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Income
For the three-month and nine-month periods ended September 30, 2012 and 2011
(Stated in US Dollars)

	Three months ended		Nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Sales	$8,562,535	$3,093,734	$19,641,115	$15,825,168
Cost of sales	8,289,881	3,024,554	19,003,427	15,400,929
Gross profit	272,654	69,180	637,688	424,239

Operating expenses
Administrative and general expenses	140,583	93,220	892,465	271,729
Total operating expense	140,583	93,220	892,465	271,729

Income (Loss) from Operations	132,071	(24,040)	(254,777)	152,510

Gain on forgiveness of long term debt	-	-	1,566,323	-
Gain on disposal of a subsidiary	-	-	1,371,596	-
Other income	32,704	297	152,027	46,159
Interest income	30	2	50	11
Other expenses	(175)	(23)	(791)	(3,600)
Interest expense	15	-	10	-
Income before taxation	164,645	(23,764)	2,834,438	195,080
Income tax	(52,154)	(3,603)	(115,427)	(63,078)
Net Income (Loss)	$112,491	$(27,367)	$2,719,011	$132,002

Other comprehensive income:
Foreign currency translation change	(6,833)	30,774	(2,290)	55,920
Comprehensive income	105,658	3,407	2,716,721	187,922

Net income attributable to:
non-controlling interest	$10,440	$19,389	$47,390	$62,998
the Company	102,051	(46,756)	2,671,621	69,004
	$112,491	$(27,367)	$2,719,011	$132,002

Earnings Per Share
Basic	$0.00	$0.00	$0.04	$0.00
Diluted	$0.00	$0.00	$0.04	$0.00

Weighted Average Shares Outstanding
-Basic (adjusted for 1 for 10 reverse stock split)	63,283,393	14,947,513	76,004,751	14,947,513
-Diluted (adjusted for 1 for 10 reverse stock split)	63,283,393	14,947,513	76,004,751	14,947,513

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the nine-month period ended September 30, 2012 and the year ended December 31, 2011
(Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance, January 1, 2011	149,475,127	$1,494,751	$1,409,399	$10,875	$(6,138,894)	$321,483	$(2,902,386)
Issuance of common stock	6,865,500	68,655	274,620	-	-	-	343,275
Issuance of share-based compensation	28,943,000	289,430	-	-	-	-	289,430
Net Income	-	-	-	-	(409,285)	-	(409,285)
Dividends paid to non-controlling shareholders	-	-	-	-	-	(88,953)	(88,953)
Non-controlling Interest	-	-	-		-	61,161	61,161
Foreign Currency Translation	-	-	-	21,356	-	-	21,356
Balance at December 31, 2011	185,283,627	$1,852,836	$1,684,019	$32,231	$(6,548,179)	$293,691	$(2,685,402)

Balance, January 1, 2012	185,283,627	$1,852,836	$1,684,019	$32,231	$(6,548,179)	$293,691	$(2,685,402)
Reserve common stock split - 1 for 10	(166,754,990)	(1,667,550)	1,667,550	-	-	-	-
Value of stock to acquire China Teletech Limited	40,000,000	400,000	1,014,545	-	-	-	1,414,545
Issuance of share-based compensation	5,689,167	56,892	398,241	-	-	-	455,133
Cancellation of shares issued	(3,270,438)	(32,704)					(32,704)
Net Income	-	-	-	-	2,671,621	-	2,671,621
Non-controlling Interest	-	-	-	-	-	47,390	47,390
Foreign Currency Translation	-	-	-	(2,290)	-	-	(2,290)
Balance at September 30, 2012	60,947,366	$609,474	$4,764,355	$29,941	$(3,876,558)	$341,081	$1,868,293

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Cash Flows
For the three-month and nine-month periods ended September 30, 2012 and 2011
(Stated in US Dollars)

	Three months ended		Nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Cash flow from operating activities
Net income (losss)	$102,051	$(46,756)	$2,671,621	$69,004

Minority interest	10,440	19,389	47,390	62,998
Depreciation	3,038	2,651	6,078	8,913
Ordinary gain on bargain	-	-	(119,022)	-
Gain on disposal of subsidiary	-	-	(1,371,596)	-
Gain on forgiveness of long term debt	-	-	(1,566,323)	-
Stock compensation	-	-	455,133	-
Gain on stock cancellation	(32,704)	-	(32,704)	-
Loss on disposal of property, plant and equipment	-	-	-	3,561
Decrease (increase) in other receivables	(2,309)	44,306	201,943	(6,537)
Decrease (increase) in amount due from related parties	(24,438)	22,899	234,161	(363,957)
Decrease (increase) in prepaid expenses	30,814	(50,042)	30,427	(50,042)
Decrease (increase) in purchase deposit	-	309,185	158,649	(22,915)
Decrease (increase) in inventories	(158,368)	(167,399)	401,502	451,532
Increase (decrease) in tax payables	50,343	25,697	128,571	163,900
Increase (decrease) in accrued liabilities and other payables	(28,734)	40,264	98,529	40,925

Net cash provided by (used in) operating activities	(49,867)	200,194	1,344,359	357,382

Cash flows from investing activities
Purchase of property, plant and equipment	331	-	331	-
Net cash inflow from purchase of subsidiary - China Teletech Limited	-	-	1,783,812	-
Disposal of a subsidiary	-	-	569
Purchase for short-term investment	893	(4,359)	202,348	(226,130)
Payments for deposits	20	(15)	(15,955)	(1,562)

Net cash provided by/(used in) investing activities	$1,244	$(4,374)	$1,971,105	$(227,692)

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Cash Flows
For the three-month and nine-month periods ended September 30, 2012 and 2011
(Stated in US Dollars)

	Three months ended		Nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Cash flows from financing activities
Net cash provided by financing activities	-	-	-	-

Net Increase /(Decrease) in Cash & Cash Equivalents	(48,623)	195,820	3,315,464	129,690

Effect of Currency Translation	(7,024)	30,775	(12,190)	55,919

Cash & Cash Equivalents at Beginning of Period	3,428,191	118,944	69,270	159,930

Cash & Cash Equivalents at End of Period	$3,372,544	$345,539	$3,372,544	$345,539

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

  ORGANIZATION AND PRINCIPAL ACTIVITIES

  China Teletech Holding, Inc. (the "Company"), formerly known as Avalon Development Enterprise, Inc., was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

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

    Consolidation

    The consolidated financial statements include the accounts of China Teletech Holdings, Inc. and five wholly and partially owned subsidiaries. The consolidated financial statements were compiled in accordance with generally accepted accounting principles of the United States of America. All significant inter-company accounts and transactions have been eliminated in consolidation.

    The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of September 30, 2012, detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Global Telecom Holdings, Ltd.	BVI	100%	HKD 7,800
China Teletech Limited	BVI	100%	USD 10
Guangzhou Renwoxing Telecom Co., Ltd.	PRC	51%	RMB 3,010,000
Shenzhen Rongxin Investment Co., Ltd	PRC	100%	RMB 10,000,000
Guangzhou Rongxin Science and Technology Limited	PRC	100%	HK 1,200,000

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

    Property, Plant, and Equipment, net

    Property, plant and equipment, net are carried at cost net of accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with no salvage value. Estimated useful lives of the property, plant and equipment are as follows:

Motor Vehicles	Three to five years
Computer Equipment	Five years

    Accounting for Impairment of Long-Lived Assets

    The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

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

Exchange Rates	9/30/2012	12/31/2011	9/30/2011
Year end RMB : US$ exchange rate	6.3340	6.3647	6.4018
Average year RMB : US$ exchange rate	6.3275	6.4735	6.5060

Year end HKD : US$ exchange rate	7.7549	7.7691	7.7934
Average year HKD : US$ exchange rate	7.7597	7.7851	7.7867

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

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

      Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company shall not be subject to United States income tax for the nine-month periods ended September 30, 2012 and 2011.

    Statutory Reserve

    Statutory reserve refers to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

    that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equalling 50% of the enterprise's registered capital.

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

    As of September 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

    use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".

    Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

    The Company uses FASB ASC Topic 220, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the nine month period ended September 30, 2012 and 2011 included net income and foreign currency translation adjustments.

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

    Recent Accounting Pronouncements

    On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

    adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

    As of September 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company's consolidated financial statements.

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

  OTHER RECEIVABLES

  Other receivables as of September 30, 2012 and December 31, 2011 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

	As of 9/30/2012	As of 12/31/2011
Type of Account
Trade financing to business associates	$2,309	$204,252
Allowance for bad debt	-	-
Other receivable, net	$2,309	$204,252

  DUE FROM/TO RELATED PARTIES

  The following table presents the balances the Company due to and from related parties.

	As of 9/30/2012	As of 12/31/2011
Due from related parties	$29,288	$904,846
Due to related parties	(334,949)	(30,000)
Net due from (due to)	(305,661)	874,846

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

  Amounts owing to the Company's related parties are non-interest-bearing and payable on demand.

  PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment consist of the following as of September 30, 2012 and December 31, 2011:

	As of 9/30/2012	As of 12/31/2011

At cost
Motor Vehicles Computer equipment	$60,557 332	$	- -
Total	$60,889		$-

Less: Accumulated depreciation
Motor Vehicles Computer equipment	$(6,056) (22)	$	- -
	$(6,078)		$-

	$54,811		$-

  The depreciation expenses were $ 6,078 and $Nil for the nine months and for the year ended September 30, 2012 and December 31, 2011, respectively.

  TAXES PAYABLE

  Taxes payable consisted of the following as of September 30, 2012 and December 31, 2011:

	As of 9/30/2012	As of 12/31/2011

Value added tax payable Corporate income tax payable	$160 721,883	$1,221,499 826,033
Business tax payable	33,381	33,508
Others	9	4
	$755,433	$2,081,044

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

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

  Gain or loss resulted from this Settlement and Amendment Agreement has been included in the financial statements as of and for the nine months period ended September 30, 2012.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

  Because of the fact that the $1.3 million Fixed Rate Convertible Debenture due in contain one separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture (after two rounds)	$ 1,300,000
(2)	Discount	-
(3)	Warrant	-
(4)	Beneficial Conversion Feature	-

  The Convertible Debentures Payable, net consisted of the following: -

	9/30/2012	12/31/2011
Convertible Debenture - Principal and interest
Balance as at beginning of period	$ 2,866,323	$ 2,866,323
Addition	-	-
Redemption	-	-
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Forgiveness of debt	1,566,323	-
Balance as at end of year	$ 1,300,000	$ 2,866,323

Less: Interest discount - Beneficial conversion feature
Balance as at beginning of year	$ -	$ -
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount - Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$ 1,300,000	$ 2,866,323

The Convertible Debenture was classified as current and non-current as follows:

	9/30/2012	12/31/2011

Current portion	$ -	$ 2,866,323
Non - current Portion	1,300,000	-
	$ 1,300,000	$ 2,866,323

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

  SHAREHOLDERS' EQUITY

  Common stock

  The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 60,947,366 and 185,283,627 shares have been issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.

  During the nine-month period ended September 30, 2012, the Company issued approximately 40,000,000 and 5,689,167 shares of common stock for the acquisition of CTL and stock compensation, respectively.

  Common stock reserves split

  On December 9, 2011, the Company's shareholders jointly agreed to a 10 to 1 reverse stock split (the "Reverse Split") on its issued and outstanding common stock, having a par value of $0.01 per share. On February 16, 2012, the Reverse Split was effective and approved by the Financial Industry Regulatory Authority (FINRA).

  Cancellation of shares issued

  On September 4, 2012, holders of its convertible debentures, warrants and restricted shares surrendered 3,270,438 restricted shares of the Company.

  COMMITMENTS

  Shenzhen Rongxin has operating leases for their premises expiring on December 31, 2013.

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011

  GOING CONCERN UNCERTAINTIES

  These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

  As of September 30, 2012, the Company has an accumulated deficit of $3,876,558 due to the fact that the Company continued to incur losses over the past several years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and nine months ended September 30, 2012 and 2011 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2011. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Company Overview

We are a national distributor of prepaid calling cards and integrated mobile phone handsets and a provider of mobile handset value-added services. We are an independent qualified corporation that serves as one of the principal distributors of China Telecom, China Unicom, and China Mobile products in Guangzhou City. We maintain and operate the largest prepaid calling card sales and distribution center in Guangzhou City. We are developing an online add-value platform with China Mobile to develop our online business. We have distribution relationships with mobile phone corporations such as Samsung and Panasonic. After the merger with China Teletech Limited Group on March 30, 2012, we started a new distribution business of mineral water and Chinese wine.

On June 30, 2012, the Company strategically sold its wholly-owned subsidiary, Guangzhou Global Telecommunication Company Limited ("GGT"), to a third party. GGT was engaged in the trading and distribution of cellular phones and accessories, prepaid calling cards, and rechargeable store-value cards.

Since September 24, 2012, the Company distributes prepaid calling cards through magazine stalls in Guangzhou City. We started this new segment with 107 magazine stalls and anticipate that the total number of stalls will increase to 300 by the middle of fiscal 2013.

Going Concern

The quarterly (unaudited) consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2012, the Company has an accumulated loss of $3,876,558 due to the fact that the Company incurred losses over the past several years. It affected the Company's ability to pay PRC government tax and Debentures.

However, as the Company fulfilled the required obligations of a settlement agreement dated November 28, 2011 with holders of the Convertible Debenture, the principle amount was reduced from $2,866,323 to $1,300,000 and it became a non-current liability. In addition, the Company disposed of a subsidiary, GGT, together with its related VAT payable $1,221,729 on June 30, 2012. As a result, the Company turned to a net current asset financial position and improved its ability to pay current and non-current liabilities since the second quarter of 2012.

Results of Operations

Results of Operation for the three months ended September 30, 2012 compared with three months ended September 30, 2011

Total Revenue

During the three months ended September 30, 2012, we generated $8,562,535 in revenue, as compared to $3,093,734 during the same period in 2011, representing an increase of $5,468,801 or approximately 177%. The higher sales amount during the three months ended September 30, 2012 were mainly due to contributions from Guangzhou Rongxin and Shenzhen Rongxin, which the Company acquired March 30, 2012. Guangzhou Rongxin mainly engaged in prepaid calling cards distribution business and it generated revenue of about $3.60 million in the third quarter of 2012. Shenzhen Rongxin engaged in mineral water and Chinese wine distribution business (the product mix of mineral water and Chinese wine was about 15% to 85% respectively) and it generated revenue of about $1.58 million in the third quarter of 2012.

Gross Profit

The gross profit was $272,654 for the three months ended September 30, 2012, as compared to $69,180 during the same period of 2011, representing an increase of $203,474, or 294%. The gross profit margin increased from 2.24% to 3.18%. The increase in gross profit was mainly due to the increase in revenue as explained above. The gross profit ratio of prepaid calling cards dropped from about 2.5% to about 1.6% as the cost of goods increased in a greater extend that the selling price. The new distribution business of mineral water and Chinese wine had a higher gross profit ratio of about 20.4% and about 9.6% respectively. The new distribution business accounted for the increase of the overall gross profit ratio.

Other income

Other income for the three months ended September 30, 2012 was $32,704, as compared to $297 during the same period of 2011. The other income in the third quarter of 2012 was a special income $32,704 recorded as a result of surrender of shares held by Convertible Debenture holders according to the settlement agreement mentioned above.

Expenses

Our general and administrative expenses ("G&A expenses") were $140,583 during the three months ended September 30, 2012, as compared to $93,220 during the three months ended September 30, 2011, representing an increase of $47,363 or 50.8%. The increase in G&A expenses was mainly due to the increase of investor relations, legal and tax services professional fees (totally $29,500) and a short-term office rental expense in New York ($6,500) and the increase of such expenses from two new subsidiaries ($58,656) less the exclusion of such expenses from GGT in the third quarter of 2011 ($40,765) which was disposed on June 30, 2012.

Net results

Net Income recorded $112,491 during the three months ended September 30, 2012, as compared to a net loss recorded $27,367 during the three months ended September 30, 2011. The results turned from net loss to net income mainly due to the increase in gross profit, the special other income less the increase in the G&A expenses which were mentioned above.

Results of Operation for the nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Total Revenue

During the nine months ended September 30, 2012, we generated $19,641,115 in revenue, as compared to $15,825,168 during the same period in 2011, representing an increase of $3,815,947 or approximately 24.1%. The increase in gross profit was mainly due to the increase in revenue from new business of two subsidiaries which covered more than the decrease in revenue from the disposed subsidiary, GGT. A major supplier of store-value cards ceased its business with GGT since the second quarter of 2011 for its internal system upgrade reason. The loss in sales in the first quarter was compensated by the new sales contributions from Guangzhou Rongxin and Shenzhen Rongxin which were acquired on 30 March 2012 by the Company.

Gross Profit

The gross profit was $637,688 for the nine months ended September 30, 2012, as compared to $424,239 during the same period of 2011, representing $213,499, or 50.3% increase. The gross profit margin increased from 2.68% to 3.25%. The drop in sales of card business due to the cessation of business of a major supplier reduced the gross profit. However, it was compensated by business of two new acquired companies and this resulted in net increase in sales and gross profits. The gross profit margin of calling cards dropped due to the increase in their costs. However, it was alleviated by a higher gross profit margin in the distribution business of mineral water and Chinese wine. This accounts for the increase in overall gross profit margin.

Special gains

In the nine months of 2012, there were a gain on forgiveness of long term debt $1,566,323 and a gain from disposal of a subsidiary -GGT of amount $1,371,596.

Expenses

Our general and administrative expenses ("G&A expenses") were $892,465 during the nine months ended September 30, 2012, as compared to $271,729 during the same period in 2011, representing an increase of $620,736, or 228%. The increase in G&A expenses was mainly due to the special equity compensation ($455,133) to mainly business partners for business development, the increase in several types of professional fees and the net increase in such expenses from the newly acquired companies less the exclusion of the expenses from GGT which was disposed on June 30, 2012.

Net Income

Net income of $2,719,011 was recorded during the nine months ended September 30, 2012 as compared to net income of $132,002 during the same period in 2011. The increase in net income was mainly due to the increase in gross profit, the two special gains, less the increase in the G&A expenses mentioned above.

Liquidity and Capital Resources

Cash provided by operating activities was $1,344,359 during the nine months ended September 30, 2012, as compared to cash provided by operating activities was 357,382 during the same period of 2011. Cash provided by operating activities during the first nine months of 2012 was mainly resulted from net income attributable to the Company $2,671,621, added adjustments of non-cash expense item stock compensation $455,133, decrease in current assets (other receivables, amounts due from related parties, purchase deposit, inventories and tax payables) $1,124,826, netting off by adjustments of gain on disposal of a subsidiary $1,371,596 and gain on forgiveness of long-term debt $1,566,323. Cash provided by operating activities during the same period of 2011 was mainly resulted from net income attributable to the Company $69,004, added adjustments of non-controlling interest $62,998 and depreciation $8,913 and loss on disposal of equipment $3,561, increase of inventories $415,532, increase in liabilities items (tax payables and accrued liabilities or other payables) $204,825, netting off by increase in current assets items (other receivables, amounts due from related parties, prepaid expenses and purchase deposit) $443,451.

Cash flows provided by investing activities were $1,971,105 for the nine months ended September 30, 2012, as compared to $227,692 used in the same period of 2011. Cash provided by investing activities during the nine months period of 2012 was resulted from net cash inflow from purchase of a subsidiary in the merger $1,783,812 and disposal for short-term investment $202,348, netting off by payments for deposits $15,955. Cash used in investing activities during the same period of 2011 was mainly the purchase of a short-term investment $226,130.

There was no cash flow provided by or used in financing activities for the nine months ended September 30, 2012 and the same period of 2011.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the period ended September 30, 2012. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

As of September 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company's consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently, we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 11, 2012, we issued 1,470,256 shares of our common stock to six individuals as compensation for services provided to the Company, with a total fair value of $58,810 at $0.04 per share. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 4, 2012, holders of its convertible debentures, warrants and restricted shares surrendered 3,270,438 restricted shares of the Company.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Schema
101.CAL (1)	XBRL Taxonomy Calculation Linkbase
101.DEF (1)	XBRL Taxonomy Definition Linkbase
101.LAB (1)	XBRL Taxonomy Label Linkbase
101.PRE (1)	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
(1)

Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TELETECH HOLDING, INC.

Date: November 14, 2012	By:	/s/ Yankuan Li
Yankuan Li
President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Kwok Ming Wai Andrew
Kwok Ming Wai Andrew
Chief Financial Officer, Secretary and Director (Duly Authorized Officer and Principal Financial Officer)