Form 10-K
period 2012-12-31
China Teletech Holding Inc
filed 2013-04-22
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-130937

CHINA TELETECH HOLDING, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3565377
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o Corporation Service Company 1201 Hays Street Tallahassee, FL	32301
(Address of principal executive offices)	(Zip Code)

 Registrant's telephone number, including area code (850) 521-1000

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2012: $1,033,402

As of April 12, 2013, the registrant had 91,813,776 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

Page
PART I
Item 1.	Business.	1
Item 1A.	Risk Factors.
Item 1B.	Unresolved Staff Comments
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Mine Safety Disclosures.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accounting Fees and Services.

PART IV
Item 15.	Exhibits, Financial Statement Schedules.
SIGNATURES

PART I

Item 1. Business.

Overview

China Teletech Holding, Inc. ("we" or the "Company") is a distributor of pre-paid calling card and integrated mobile phone handsets and a provider of mobile handset value-added services.  We are an independent qualified corporation that serves as one of principal distributors of China Telecom, China Unicom, and China Mobile products in Guangzhou City.  We maintain and operate the largest prepaid mobile phone card sales and distribution center in Guangzhou City.  We have cooperative distribution relationships with Panasonic, Motorola, LG, GE, Bird, Samsung corporations for their mobile handsets.  We are also developing an on-line refill platform with China Mobile to develop our on-line business in the Guangdong Province.

Corporate History and Structure

We were incorporated as Avalon Development Enterprises, Inc. on March 29, 1999, under the laws of the State of Florida.  From inception until January 2007, we engaged in the business of acquiring commercial property and expanding into building cleaning, maintenance services, and equipment leasing as supporting ancillary services and sources of revenue.  On January 10, 2007, the Company, Global Telecom Holdings, Ltd., a British Virgin Islands company ("GTHL"), and the shareholders of GTHL, entered into a share exchange agreement, pursuant to which the Company issued 39,817,500 shares of its restricted common stock to the shareholders of GTHL in exchange for all of the issued and outstanding capital stock of GTHL.  Following the transaction on March 27, 2007, GTHL became our wholly-owned subsidiary and we changed our name to Guangzhou Global Telecom Holdings, Inc. and succeeded to the business of GTHL.

In 2007, we established four subsidiaries; namely, Zhengzhou Global Telecom Equipment Limited ("ZGTE"), Macau Global Telecom Company Limited ("MGT"), Huantong Telecom Hongkong Holding Limited ("HTHKH"), and Huantong Telecom Singapore Company PTE Limited ("HTS") with capital of RMB 500,000, Macau Dollar 300,000, Hong Kong Dollar 100 and Singapore Dollar 200,000, respectively. Simultaneously, we established a subsidiary; namely, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd ("GHTTCS") with capital of RMB 8,155,730. Pursuant to a Stock Purchase Agreement dated April 9, 2008 and July 29, 2008, respectively, the Company acquired 50% of the issued and outstanding shares in the capital of Beijing Lihe Jiahua Technology and Trading Company Ltd ("BLJ") and 51% of the issued and outstanding shares in Guangzhou Renwoxing Telecom Co., Ltd. ("GRT"), a limited liability company incorporated in China. Pursuant to the terms of the Stock Purchase Agreements, the Shareholders agreed to sell and transfer the proportion of the shares to the Company for a purchase consideration of US$300,000 and US$291,833 respectively.

In 2009 and 2010, the Company disposed of its subsidiaries CHTTCS, ZGTE, MGT and BLJ due to their loss operations. HTHKH and HTS were not able to start its operation since its inception, so the Company deregistered them in 2010.

Financing

On July 31, 2007 and January 1, 2008, the Company completed two financing transactions with several investors (the "Holders") issuing $2,000,000 and $1,000,000, respectively, Fixed Rate Convertible Debenture due in 2009 and a stock purchase warrant to purchase an aggregate of 2,090,592 shares of the Company common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that will expire in 2012 (the "Warrants").

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

On December 29, 2009, the Company entered into a Settlement Agreement with the Holders. Pursuant to the Settlement Agreement, the Company would make a total payment of $1,300,000 to the Holders no later than January 21, 2010. The Convertible Debentures would be deemed satisfied and all outstanding Warrants held by the Holders would be cancelled. In addition, the Holders agreed to cancel all of the Company shares held by them at such time as the payment has been made. However, the Company never paid the sum of $1,300,000 to the Holders. Accordingly

In May 2010, the Holders commenced an action against the Company in the Supreme Court of the State of New York in order to recover the outstanding amount of $1,300,000 under the Settlement Agreement. The outcome and estimated loss from this lawsuit cannot be determined at this time.

On April 29, 2011, a judgment in the amount of $1,415,306.16 in favor of the Holders and against the Company was entered on August 5, 2011 in the Supreme Court of the State of New York, New York County.

On November 28, 2011, the Company and the Holders entered into a Settlement and Amendment Agreement. As partial consideration for the agreements of the Holders, upon execution of the Agreement, the Company shall pay the Holders, in the aggregate, the sum of $50,000. Within 20 business days of the execution of the Agreement, the Company shall pay the Holders, in the aggregate, the additional sum of $105,000, including $5,000 for the Holder's legal fees and expenses as described in Section 10(d) herein. Wire instructions and respective pro-rata amounts shall be provided by the Holders in writing.  Promptly following the payment of an aggregate of $155,000 by the Company, the Holders will surrender their respective Warrants and Restricted Shares to the Company's counsel for cancellation. Following the payment of an aggregate of $155,000 by the Company, the Holders shall promptly file a satisfaction of judgment with the Supreme Court of the State of New York, New York County.

The Company paid $155,000 to the Holder and the satisfaction of judgment was filed on January 17, 2012 with the Supreme Court of the State of New York, New York County.

The amendments to the original debenture agreement are as follows:

(a)	The date included in the definition of "Maturity Date" in the second paragraph of the Debentures is hereby amended to read: November 23, 2013.
(b)

Section 4(b) of the Debentures is hereby amended to read as follows: "Conversion Price."  The conversion price in effect on any Conversion Date shall be equal to the lesser of (i) $.10 (the "Set Price") and (ii) 90% of the average of the VWAPs for the 5 Trading Days immediately prior to the applicable Conversion Date (such lower price, as subject to adjustment herein, the "Conversion Price").

(c)	For purposes of Sections 5(a), 5(b), 5(c) and 5(d) of the Debentures, the term "Conversion Price" shall be deemed to be the "Set Price".
(d)

Reduction in Principal Amount of Debentures.  Subject to the terms and conditions hereunder, the Holders and the Company hereby agree that the principal amount outstanding under the Debentures shall be reduced to, in the aggregate, $1,300,000.  The individual amounts of each Holder's Debenture, as reduced pursuant to this Section, shall be as set forth on Schedule A hereto.

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

(f)

Mandatory Conversion. The Company shall have the right to force the Holders to convert the Debenture into Common Stock at such time that the VWAP of the Company's Common Stock is no less than $1.00 per share (subject to adjustment for reverse and forward stock splits and the like) for a period of ten (10) consecutive trading days (the "Mandatory Conversion"); provided, however, during such 10 consecutive trading day period, the Equity Conditions (as defined in the original Debentures (prior to the Amended and Restated Debentures) have been met by the Company  Holders may deliver to the Company at its executive office, or to the Company's transfer agent, as applicable, the Amended and Restated Debenture (as defined in Section 9(c)) so converted. As promptly as practicable thereafter, the Company shall issue, or shall cause its transfer agent to issue and deliver to such holder a certificate or certificates for the number of shares of Common Stock to which such holder is entitled.

In additional to the amendment to the Debenture, the Company also agrees to become current with all obligations under the Exchange Act, and shall, at all times thereafter, remain current in accordance with the rules and regulations of the Commission and its obligations under the Exchange Act. On or before the earlier of (i) December 15, 2011 or (ii) the 30th calendar day following the date the Company becomes current in its filing obligations under the Exchange Act, the Company shall hire an investor relations firm, specializing in small-cap and micro-cap public companies, with a term of engagement of not less than 12 months. On or before January 31, 2012 (subject to SEC or any other regulatory approval), the Company and Newco shall have consummated a merger transaction (the "Merger") whereby the business of Newco is acquired by the Company. In addition, as a part of the Merger, Newco and its direct and indirect subsidiaries, if any, shall deliver each holder a Guarantee, in the form of the Subsidiary Guarantee attached to the Purchaser Agreement, and shall comply with all terms and conditions of the Security Agreement, including, without limitation, the granting of a first priority lien in their respective assets to the Holders.

Upon compliance with the terms, conditions, and covenants in the Settlement and Amendment Agreement, the Holders shall promptly file a satisfaction of judgment with the Supreme Court of the State of New York.  Such filing is expressly conditioned upon the Company's performance of such terms, conditions, and covenants.  There shall be no settlement of the Litigation until such time as the Company complies with all of the terms, conditions, and covenants of this Agreement.  The Holders reserve the right to take any and all actions to enforce the Judgment in the event that the Company does not comply with such terms, conditions, and covenants.

Reverse Split and Name Change

On December 9, 2011, the Board and the shareholders representing more than 50% of the Company's common stock approved a 1-10 reverse split. The forward split was declared effective by FINRA as of February 16, 2012.

On March 2, 2012, the Board and the shareholders representing more than 50% of the Company's common stock approved a change in the Company's name. On March 8, 2012, we filed an Articles of Amendment to our Articles of Incorporation (the "Amendment") to change the corporate name from "Guangzhou Global Telecom, Inc." to "China Teletech Holding, Inc." The Amendment was effective as of March 8, 2012. In connection with the name change, we have applied for a new trading symbol "CNCT" for the Company's common stock, which is quoted on the OTCQB. Both the name change and symbol change have been approved by FINRA and became effective as of March 20, 2012.

Acquisition of China Teletech Limited

On March 30, 2012, the Company completed a share exchange transaction with China Teletech Limited, a British Virgin Islands corporation ("CTL"), by entering into a share exchange agreement with CTL and the former shareholders of CTL, dated March 30, 2012.

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

Sale of the Company's Wholly-Owned Subsidiary, Guangzhou Global Telecommunication Company Limited

On June 30, 2012, we entered into a Sales and Purchase Agreement with Mr. Zhu Sui Hui ("the Buyer") pursuant to which we sold all the capital stock of Guangzhou Global Telecommunication Company Limited ("GGT"), our wholly-owned subsidiary, to the Buyer for RMB 5,000, or approximately $800. Both parties agreed unconditionally to waive the current accounts payable or receivable balances between the Company (and its subsidiaries) and Guangzhou Global Telecommunication Company Limited. GGT was engaged in the trading and distribution of cellular phones and accessories, prepaid calling cards, and rechargeable store-value cards.

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

Shenzhen Rongxin Investment Co., Ltd.

Shenzhen Rongxin is located at Room A, 20/F., International Trade Residential And Commercial Building, No. 3009 Nan Hu Road, Shenzhen, Guangdong, China.  Its primary business is the wholesale and distribution of mineral water (Tibet Glacial 5100 Spring Water) as well as trading of wine in China. On September 30, 2012, the Company's subsidiary, China Teletech Limited, entered into an agreement with a related party - Mr. Liu Yong, brother of Mr. Liu Dong, to dispose of the variable interest entity Shenzhen Rongxin Investment Co., Ltd. for a cash consideration of US$1,579.

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

We expanded our services by building an Air-Refill Platform with China Mobile in 2011.  Air-Refill Platform is an on-line refill platform for mobile phone users to refill their rechargeable phone cards.  We invested on two sets of machines and software developments for the Air-Refill Platform.  They are under pilot test-run since the fourth quarter of 2011 for Guangzhou City and Guangdong Province.  They launched in the second quarter of 2012.  The on-line platform generates sales with lower costs and higher profit margin, compared to retail shops.  This new sales channel can allow us to make direct sales and cross-sales of additional value-added services and add-on products to our customers in the future.

As a result of the merger with CTL, we have management with more experience, capital resources and a greater network that facilitates more business opportunities.  This enables the Company to further expand its Air-Refill Platform business from Guangdong provinces to other provinces of China.  At this stage, we plan to expand the business to other major cities in China such as Zhuhai, Wuhan, Zhengzhou, Shanghai and Beijing.  We will also identify and acquire several investment projects of high technology and telecommunications in China for our corporation growth in future.

Distributions

We currently serve as a national distributor of pre-paid phone calling cards, mobiles and integrated mobile handsets and related communication equipment and a provider of mobile value-added services in Guangzhou City of China.

Both GRT and Guangzhou Rongxin have an established distribution network with mobile phone distributors, wholesalers and retail outlets in Guangzhou city.  We anticipate that on-line sales from our Air-Refill Platform will become the significant sales channel of our rechargeable phone cards businesses in future.  GRT and Guangzhou Rongxin will develop other value-added services through the Air-Refill Platform in the future.

Revenue Sources

As of December 31, 2012, our revenue comes from principal business of GRT and Guangzhou Rongxin.  In addition, as Shenzhen Rongxin was disposed on September 30, 2012, therefore, the nine-month revenue of Shenzhen Rongxin was included in the consolidated financial statements.

As mentioned above, we are developing Air-Refill Platform with China Mobile for our customers.  During the product and value-added services development phase, our product lines and production levels will be kept at current size.  The Air-Refill platform business increased its significance in revenue contributions to the Company when it is officially launched in the second quarter of 2012.

We also plan to acquire investment projects of high technology and telecommunications in China. We do not have a target company so far.

Marketing

Our strategy is a natural follow on to our existing telephone distribution operation in China.  We are building strong customer relationships in the local communities we serve and anticipate that we can generate more sales from these existing loyal customers by word of mouth and public advertisements.

We anticipate that the on-line platform can distribute current products and provide mobile phone value added services in the future.  Marketing strategies will be planned and enacted accordingly based on the development of the Air-Refill Platform business (including direct selling and related cross-selling businesses) and acquisition and operation of the acquired investment projects in the future.

Our Company changed its name on March 20, 2012.  We plan to build up and maintain "China Teletech" as a high-quality brand name.  We expect that our promotion of the "China Teletech" name can increase the sales and growth of our business, as well as increase our corporate value.

Competition

China is the world's largest mobile telecommunications market. According to updated statistics from Ministry of Industry and Information Technology of China, there were about 1.1 billion mobile cellular users in China as of December 2012.  This represented about 85 percent of the population of 1.3 billion people in China.

As the Chinese population becomes saturated with multiple mobile handsets per person, demand will still exist for upgrade or replacement platforms and value-added services.  One of the important value-added services is on-line add-value services for mobile users and some major distributors are developing, testing and upgrading of their own platforms.

Our strategy strives to be one of principal distributors and service providers for mobile users in Guangdong Province.  The Company will continue in developing and upgrading its on-line platform for providing mobile phone value- added services and distributing current and new and innovative products to our customers.

Intellectual Property

We do not own any intellectual property.

Government Approval and Regulation

We do not need government approval for our principal products or services.

Employees

As of March 31, 2013, we have 35 full-time employees.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Before the merger with CTL, our corporate office was located at Room 1604 Jinke Building, No.17-19, Guangwei Road, Guangzhou, China 510030. This office is free of charge provided by Ms. Yankuan Li, our President and Chief Executive Officer.  GGT is using this office free of charge.

Since the merger with CTL, our corporate office has been changed to Room A, 20/F., International Trade Residential And Commercial Building, No. 3009 Nan Hu Road, Shenzhen, Guangdong, China. This office is free of charge provided by Mr. Dong Liu, our Chairman and Director.  Shenzhen Rongxin used this office free of charge.

GRT and Guangzhou Rongxin are using the same office which is located at Renwoxing Center, 139 Ying Yuan Road, Yue Xiu District, Guangzhou, China.  Guangzhou Rongxin pays full office rentals of USD 35,035 in 2011.

Item 3. Legal Proceedings.

On May 28, 2010, Enable Growth Partners, LP, Enable Opportunity Partners, LP and Pierce Diversified Strategy Master Fund, LLC Ena (the "Plaintiffs") commenced an action in the Supreme Court of the State of New York, index number 104262-2010, due to the Company's failure to make any payment of the payoff amount to the Plaintiffs pursuant to a mutual release and settlement agreement entered into by and among the Plaintiffs and the Company on December 29, 2009. A judgment dated April 29, 2011 in the amount of $1,415,306.16 in favor of the Plaintiffs and against the Company was entered on August 5, 2011 in the Supreme Court of the State of New York, New York County.

On November 28, 2011, the Company entered into a settlement and amendment agreement with the Plaintiffs to settle the above judgment and litigation, pursuant to which the Company shall pay the Plaintiffs the sum of $50,000 upon execution of the settlement agreement and an additional sum of $105,000, including $5,000 for the Plaintiffs' legal fees, within 20 business days of the execution of the settlement agreement. Following the payment of an aggregate of $155,000 by the Company, the Plaintiffs agree to file a satisfaction of judgment with the Supreme Court of the State of New York, New York County.

The Company paid $155,000 to the Holder and the satisfaction of judgment was filed on January 17, 2012 with the Supreme Court of the State of New York, New York County.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB under the symbol "CNCT". The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter ("OTC") equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2011
First quarter ended March 31, 2011	$0.055	$0.027
Second quarter ended June 30, 2011	$0.05	$0.015
Third quarter ended September 30, 2011	$0.04	$0.01
Fourth quarter ended December 31, 2011	$0.071	$0.001

Fiscal Year 2012
First quarter ended March 31, 2012	$0.15	$0.01
Second quarter ended June 30, 2012	$0.15	$0.02
Third quarter ended September 30, 2012	$0.08	$0.02
Fourth quarter ended December 31, 2012	$0.08	$0.005

Approximate Number of Equity Security Holders

As of April 12, 2013, there were approximately 74 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2012.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company's financial condition and operations; however, they are not indicative of the Company's future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Recent Development

Disposal of Shenzhen Rongxin

On September 30, 2012, the Company's subsidiary, China Teletech Limited, entered into an agreement with a related party - Mr. Liu Yong, brother of Mr. Liu Dong, to dispose of the variable interest entity Shenzhen Rongxin Investment Co., Ltd. for a cash consideration of US$1,579.

Going Concern

The yearly consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2012, the Company has an accumulated loss of $5,046,010 due to the fact that the Company incurred losses over the past several years. It affected the Company's ability to pay PRC government tax and Debentures.

However, as the Company fulfilled the required obligations of a settlement agreement dated November 28, 2011 with holders of the Convertible Debenture, the principle amount was reduced from $2,866,323 to $1,300,000 and it became a non-current liability. In addition, the Company disposed of subsidiaries, GGT and Shenzhen Rongxin on June 30 and September 30, 2012 respectively.

Results of Operations

Results of Operation for the year ended December 31, 2012 compared with the year ended December 31, 2011

Total Revenue

During the year ended December 31, 2012, we generated $26,620,278 in revenue, as compared to $18,847,061 for the year ended December 31, 2011, representing an increase of $7,773,217 or approximately 41.2%. The increase in revenue was mainly due to the increase in revenue from new business of two subsidiaries which covered more than the decrease in revenue from the disposed subsidiary, GGT. Although we disposed GGT, we intend to acquire a new subsidiary to expand our business to include air recharge and commission of Unionpay transaction, in year 2013. The loss in sales in the first quarter of year 2012 was compensated by the new sales contributions from Guangzhou Rongxin and Shenzhen Rongxin which were acquired on March 30, 2012 by the Company. And Shenzhen Rongxin was disposed on September 30, 2012. However, there is no guarantee that we will be able to acquire a new subsidiary to implement our business plan.

Gross Profit

The gross profit was $731,071 for the year ended December 31, 2012, as compared to $420,215 for the year ended December 31, 2011, representing $310,856, or 74.0% increase. The gross profit margin increased from 2.23% to 2.75%. The drop in sales of card business due to the cessation of business of a major supplier reduced the gross profit. However, it was compensated by business of two new acquired companies and this resulted in net increase in sales and gross profits. The gross profit margin of calling cards dropped due to the increase in their costs. However, it was alleviated by a higher gross profit margin in the distribution business of mineral water and Chinese wine in year 2012. This accounts for the increase in overall gross profit margin.

Special gains

In the year of 2012, there were a gain on forgiveness of long term debt $1,566,323, a gain from disposal of subsidiary -GGT of amount $1,371,596 and a loss from disposal of subsidiary Shenzhen Rongxin of amount $905,041.

Expenses

Our general and administrative expenses ("G&A expenses") were $1,273,089 during the year ended December 31, 2012, as compared to $806,388 during the year ended December 31, 2011, representing an increase of $466,701, or 57.9%. The increase in G&A expenses was mainly due to the special equity compensation ($529,789) to our employees as bonus, the increase in several types of professional fees and the net increase in such expenses from the newly acquired companies less the exclusion of the expenses from GGT and Shenzhen Rongxin which was disposed on June 30, 2012 and September 30, 2012 respectively.

Net Income

Net income of $1,540,625 was recorded during the year ended December 31, 2012 as compared to net loss of $348,124 during the year ended December 31, 2011. The increase in net income was mainly due to the increase in gross profit, the two special gains, less the increase in the G&A expenses mentioned above. The disposal of GGT and Shenzhen Rongxin will decrease the revenue and net income of year 2013, however, we plan to expand our business of store-value cards and develop new business to increase our revenue.

Liquidity and Capital Resources

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in this 10-K, the cash provided by operating activities was $982,160 during the year ended December 31, 2012, as compared to cash provided by operating activities was 11,970 during the year ended December 31, 2011. Cash provided by operating activities for the year ended December 31, 2012 was mainly resulted from net income attributable to the Company $1,502,169, added adjustments of non-cash expense item stock compensation $529,789, decrease in current assets (other receivables, amounts due from related parties, purchase deposit, inventories and tax payables) $1,096,350, netting off by adjustments of gain on disposal of a subsidiary $466,555 and gain on forgiveness of long-term debt $1,566,323. Cash provided by operating activities during year 2011 was mainly resulted from net loss of $409,285, increase in amounts due to related parties $451,112, decrease in accrued liabilities and other payables $181,323, netting off by decrease in inventories $542,121, issuance of share based compensation $289,430, increase in income and VAT tax payables $158,527, increase in non-controlling interest of $61,161. As our net income increased significantly in 2012 compared with year 2011, and most of our revenue is from cash sale, we have sufficient cash or funds to satisfy the liquidity requirement.

Cash flows provided by investing activities were $419,340 for the year ended December 31, 2012, as compared to $378,308 used in the year 2011. Cash provided by investing activities during the year 2012 was resulted from net cash inflow from purchase of a subsidiary in the merger $1,783,812 and disposal for short-term investment $201,229, netting off by payments for deposits $17,569 and cash outflow of disposal of subsidiaries $1,548,132.  Cash used in investing activities during year 2011 was resulted from purchase for short-term investment $370,175 and payments for deposits $8,145.  The significant capital expenditure for year 2012 was the disposal of Shenzhen Rongxin and the cash source for this expenditure was from the cash inflow from the purchase of Shenzhen in the first quarter of 2012. We do not have capital expenditure commitment for the coming fiscal period.

Cash used in financing activities was $193,949 for the fiscal year ended December 31, 2012 as compared to cash flows provided by financing activities was $254,322 for the fiscal year ended December 31, 2011.  Cash used in financing activities was resulted from dividends paid to minority interests of subsidiaries. Cash provided in financing activities during 2011 was mainly due to proceeds from issuance of common stock $343,275 less dividend paid to non-controlling shareholders of subsidiaries $88,953.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-K for the year ended December 31, 2012. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

On October, 2012, the FASB issued ASU No. 2012-04, "Technical Corrections and Improvements" ("ASU 2012-04"). The amendments cover a wide range of topics in the FASB ASC. The amendments are incorporated into two sections: a. Technical corrections and improvements, and b. Conforming amendments related to fair value measurements.

   The amendments in the technical corrections and improvements section are categorized as follows:

    Source literature amendments. These amendments are considered necessary due to differences between source literature and the FASB ASC. The amendments primarily carry forward legacy document guidance and/or subsequent amendments into the FASB ASC. Often, either writing style or phrasing in the legacy documents did not directly relate to the FASB ASC format and style so that the meaning of certain guidance might have been unintentionally altered.

    Guidance clarification and reference corrections. These amendments include updated wording or corrected references, or a combination of both.

    Relocated guidance. These amendments primarily move authoritative literature guidance from one location to another location that is deemed more appropriate within the FASB ASC.

    On the fair value measurements issue, the guidance in ASU 2012-04 identifies when the use of the term "fair value" should be linked to the definition of fair value included in FASB ASC 820, entitled Fair Value Measurement. Most of the amendments are of a nonsubstantive nature. Many of the amendments relate to conforming wording to be consistent with the terminology in FASB ASC 820 for example, references to market value and current market value have been changed to appropriately refer to fair value so that the literature is consistent throughout.

For public entities, the amendments that are subject to the transition guidance is effective for fiscal periods beginning after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position or results of operations.

In October, 2012, the FASB issued ASU No. 2012-06, "Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution" ("ASU 2012-06").This amendment requires that indemnification assets recognized in accordance with Subtopic 805-20, Business Combinations-Identifiable Assets and Liabilities, and Any Minority Interest, as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement should be subsequently measured on the same basis as the asset subject to indemnification. For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01").The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02").The amendments require an organization to:

a) Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income-but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

b) Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-03, "Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities" ("ASU 2013-03"). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the adoption of this standard will have a significant effect on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years. Management does not expect the adoption of this standard will have a significant effect on the Company's consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

China Teletech Holdings, Inc.

Audited Consolidated Financial Statements

December 31, 2012 and 2011

(Stated in US Dollars)

China Teletech Holdings, Inc.
Contents	Pages

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

China Teletech Holding, Inc.

Audited Consolidated Financial Statements

December 31, 2012 and 2011

(Stated in US Dollars)

China Teletech Holding, Inc.

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Operations	4

Consolidated Statements of Changes in Stockholders' Equity	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Consolidated Financial Statements	8- 25

Board of Directors and Stockholders
China Teletech Holding, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Teletech Holding, Inc as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Teletech Holding, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California March 27, 2013	WWC, P.C. Certified Public Accountants

China Teletech Holding, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and 2011
(Stated in US Dollars)

ASSETS		12/31/2012	12/31/2011
	Note
Current Assets
Cash and cash equivalents		$1,270,035	$69,270
Short-term investment		395,813	597,043
Other receivables	4	6,122	204,252
Due from related parties	5	216,167	904,846
Purchase deposits		-	23,049
Prepaid expenses		92,264	-
Inventories		101,363	549,908
Total Current Assets		2,081,764	2,348,368

Non-Current Assets
Property, plant & equipment, net	6	-	-
Other non-current assets		79,873	71,145
Total Non-Current Assets		79,873	71,145

TOTAL ASSETS		$2,161,637	$2,419,513

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable	7	$248,511	$2,081,044
Due to related parties	5	357,031	30,000
Accrued liabilities and other payables		58,620	127,548
Convertible debenture - current portion	8	-	2,866,323
Total Current Liabilities		664,162	5,104,915

Non-Current Liabilities
Convertible debenture -non-current portion	8	1,300,000	-
Total Non-Current Liabilities		1,300,000	-

TOTAL LIABILITIES		$1,964,162	$5,104,915

		12/31/2012	12/31/2011
STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized, 62,813,776 and 185,263,627 shares issued and outstanding at December 31, 2012 and 2011, respectively	9	$628,138	$1,852,836
Additional Paid in capital		4,820,347	1,684,019
Other Comprehensive Income		(343,198)	32,231
Retained Deficit		(5,046,010)	(6,548,179)
Minority Interest		138,198	293,691

TOTAL STOCKHOLDERS' EQUITY		$197,475	$(2,685,402)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$2,161,637	$2,419,513

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011
(Stated in US Dollars)

	Note
		12/31/2012	12/31/2011
Sales		$26,620,278	$18,847,061
Cost of sales		25,889,207	18,426,846
Gross profit		731,071	420,215

Operating expenses		4,646	-
Administrative and general expenses		1,273,089	806,388
Total operating expense		1,277,735	806,388

Income (Loss) from Operations		(546,664)	(386,173)

Gain on disposal of a subsidiary		466,555	-
Other income		152,293	201,151
Interest income		65	15,461
Other expenses		(533)	(120,850)
Interest expense		(327)	-
Income before taxation		71,389	(290,411)
Income tax		17,847	(57,713)
Net Income (Loss)		$53,542	$(348,124)
Extra-Ordinary Gain on Forgiveness of Debt, Net of Tax	8	1,487,083	-
Net Earning After Tax		1,540,625	(348,124)

Other comprehensive income:
Foreign currency translation change		(375,429)	21,356
Comprehensive income:		1,165,196	(326,768)

Net income attributable to:
-minority interest		$38,456	$61,161
-the Company		1,502,169	(409,285)
		$1,540,625	$(348,124)
Earnings Per Share
Basic		$0.02	$(0.02)
Diluted		$0.02	$(0.02)

Weighted Average Shares Outstanding
-Basic (adjusted for 1 for 10 reverse stock split)		72,571,557	15,351,147
-Diluted (adjusted for 1 for 10 reverse stock split)		72,571,557	15,351,147

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2012 and 2011
(Stated in US Dollars)

			Additional	Other
	Total Number	Common	Paid in	Comprehensive	Retained	Non-controlling
	of Shares	Stock	Capital	Income	Deficit	Interest	Total
Balance at January 1, 2011	149,475,127	$1,494,751	$1,409,399	$10,875	$(6,138,894)	$321,483	$(2,902,386)
Issuance of common stock	6,865,500	68,655	274,620				343,275
Issuance of share based compensation	28,943,000	289,430	-				289,430
Net income/(loss)					(409,285)		(409,285)
Dividends paid to non-controlling shareholders						(88,953)	(88,953)
Non-controlling interest						61,161	61,161
Foreign Currency Translation Adjustment				21,356			21,356
Balance at December 31, 2011	185,283,627	$1,852,836	$1,684,019	$32,231	$(6,548,179)	$293,691	$(2,685,402)

Balance at January 1, 2012	185,283,627	$1,852,836	$1,684,019	$32,231	$(6,548,179)	$293,691	$(2,685,402)
Reverse Common Stock Split - 1 for 10	(166,754,990)	(1,667,550)	1,667,550				-
Value of stock to acquire China Teletech Limited	40,000,000	400,000	1,014,545				1,414,545
Issuance of share based compensation	7,555,577	75,556	454,233				529,789
Cancellation of shares issued	(3,270,438)	(32,704)					(32,704)
Net income/(loss)					1,502,169		1,502,169
Dividends paid to non-controlling shareholders						(193,949)	(193,949)
Non-controlling interest						38,456	38,456
Foreign Currency Translation Adjustment				(375,429)			(375,429)
Balance at December 31, 2012	62,813,776	$628,138	$4,820,347	$(343,198)	$(5,046,010)	$138,198	$197,475

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011
(Stated in US Dollars)

Cash flow from operating activities	12/31/2012	12/31/2011
Net Income (Loss)	$1,502,169	$(409,285)

Minority interest	38,456	61,161
Ordinary gain on bargain	(119,022)	-
Gain on disposal of subsidiary - GGT	(1,371,596)	-
Loss on disposal of subsidiary- Shenzhen Rongxin	905,041	-
Gain on forgiveness of long term debt	(1,566,323)	-
Stock compensation	529,789	289,430
Gain on stock cancellation	(32,704)	-
Loss on disposal of property, plant and equipment	-	7,499
Decrease/(Increase) in other receivables	197,431	7,918
Decrease/(Increase) in amount due from related parties	47,282	(451,112)
Decrease/(Increase) in prepaid expenses	43,655	10,083
Decrease/(Increase) in purchase deposit	158,649	(23,049)
Decrease/(Increase) in inventories	405,204	542,121
Increase/(Decrease) in tax payables	101,957	113,151
Increase/(Decrease) in accrued liabilities and other payables	133,416	(181,323)
Increase/(decrease) in VAT payable	8,756	45,376

Net cash provided by(used in) operating activities	982,160	11,970

Cash flows from investing activities
Net cash inflow from purchase of a subsidiary	1,783,812	-
Net cash inflow from disposal of a subsidiary- GGT	569	-
Net cash outflow from disposal of a subsidiary - Shenzhen Rongxin	(1,548,701)	-
Sale of equipment	-	12
Payments for deposits	(17,569)	(8,145)
Sales of short-term investment	201,229	-
Purchase for short-term investment	-	(370,175)

Net cash provided by (used in) investing activities	$419,340	$(378,308)

Cash flows from financing activities
Issuance of common stock	-	343,275
Dividend paid to minority interests of subsidiaries	(193,949)	(88,953)

Net cash provided by (used in) financing activities	(193,949)	254,322

Net Increase(Decrease) in Cash & Cash Equivalents	1,207,551	(112,016)

Effect of Currency Translation	(6,786)	21,356

Cash & Cash Equivalents at Beginning of Period	69,270	159,930

Cash & Cash Equivalents at End of Period	$1,270,035	$69,270

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On March 30, 2012, the Company completed a share exchange transaction with China Teletech Limited, a British Virgin Islands corporation ("CTL"), by entering into a share exchange agreement (the "Agreement") with CTL and the former shareholders of CTL. Pursuant to the Agreement, the Company acquired all the outstanding capital stock of CTL from the former shareholders of CTL in exchange for the issuance of 40,000,000 shares of our common stock (the "Share Exchange"). The shares issued to the former shareholders of CTL constituted approximately 68.34% of the Company's issued and outstanding shares of common stock as of and immediately after the commutation of the Share Exchange. As a result of the Share Exchange, CTL became the Company's wholly owned subsidiary and Mr. Dong Liu and Mr. Yuan Zhao, the former shareholders of CTL, became our principal shareholders.

In connection with the share exchange agreement, Miss. Yankuan Li resigned as the Company's Chairman, but remained as a member of the Board of Directors of the Company.  Mr. Dong Liu was appointed as the Company's Chairman Mr. Yuan Zhao, Mr. Yau Kwong Lee and Mr. Kwok Ming Wai Andrew were appointed as the Company's members of the Board of Directors.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

CTL was formed for the purpose of providing a group structure to enhance the viable capacity as discussed below of its two variable interest entities located in the People's Republic of China ("PRC"); namely, (a) Shenzhen Rongxin Investment Co., Ltd. ("Shenzhen Rongxin") and (b) Guangzhou Rongxin Science and Technology Limited ("Guangzhou Rongxin").

The Company, through its subsidiaries, is principally engaged in the distribution and trading of rechargeable phone cards, cellular phones and accessories within cities in PRC. Customers of the Company include wholesalers, retailers, and final users.

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of December 31, 2012, detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Global Telecom Holdings, Ltd.	BVI	100%	HKD 7,800
China Teletech Limited	BVI	100%	USD 10
Guangzhou Renwoxing Telecom Co., Ltd.	PRC	51%	RMB 3,010,000
Guangzhou Rongxin Science and Technology Limited	PRC	100%	HK 1,200,000

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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
For the Years Ended December 31, 2012 and 2011

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

Exchange Rates	12/31/2012	12/31/2011
Year end RMB : US$ exchange rate	6.3161	6.3647
Average year RMB : US$ exchange rate	6.3198	6.4735

Year end HKD : US$ exchange rate	7.7519	7.7691
Average year HKD : US$ exchange rate	7.7575	7.7851

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

  Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise thereby eliminating any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

  Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company shall not be subject to United States income tax for the year ended December 31, 2012 and 2011.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

(r) Fair Value of Financial Instruments

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

As of December 31, 2012 and 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

(s)   Other Comprehensive Income

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

The Company adopted FASB ASC Topic 220, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the year ended December 31, 2012 and 2011 included net income and foreign currency translation adjustments.

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

(v)   Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). Under the amendments in this Update, an organization has the option first to assess qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary. If the qualitative assessment reveals that it's more likely than not that the asset is impaired, a calculation of the asset's fair value is required. Otherwise, no quantitative calculation is necessary. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position or results of operations.

In October, 2012, the FASB issued ASU No. 2012-04, "Technical Corrections and Improvements" ("ASU 2012-04"). The amendments cover a wide range of topics in the FASB ASC. The amendments are incorporated into two sections: a. Technical corrections and improvements, and b. Conforming amendments related to fair value measurements.

   The amendments in the technical corrections and improvements section are categorized as follows:

  Source literature amendments. These amendments are considered necessary due to differences between source literature and the FASB ASC. The amendments primarily carry forward legacy document guidance and/or subsequent amendments into the FASB ASC. Often, either writing style or phrasing in the legacy documents did not directly relate to the FASB ASC format and style so that the meaning of certain guidance might have been unintentionally altered.

  Guidance clarification and reference corrections. These amendments include updated wording or corrected references, or a combination of both.

  Relocated guidance. These amendments primarily move authoritative literature guidance from one location to another location that is deemed more appropriate within the FASB ASC.

  On the fair value measurements issue, the guidance in ASU 2012-04 identifies when the use of the term "fair value" should be linked to the definition of fair value included in FASB ASC 820, entitled Fair Value Measurement. Most of the amendments are of a nonsubstantive nature. Many of the amendments relate to conforming wording to be consistent with the terminology in FASB ASC 820 for example, references to market value and current market value have been changed to appropriately refer to fair value so that the literature is consistent throughout.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

For public entities, the amendments that are subject to the transition guidance is effective for fiscal periods beginning after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position or results of operations.

In October, 2012, the FASB issued ASU No. 2012-06, "Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution" ("ASU 2012-06").This amendment requires that indemnification assets recognized in accordance with Subtopic 805-20, Business Combinations-Identifiable Assets and Liabilities, and Any Minority Interest, as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement should be subsequently measured on the same basis as the asset subject to indemnification. For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01").The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02").The amendments require an organization to:

a) Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income-but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

b) Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-03, "Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities" ("ASU 2013-03"). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the adoption of this standard will have a significant effect on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years. Management does not expect the adoption of this standard will have a significant effect on the Company's consolidated financial position or results of operations.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

3.   CONCENTRATION

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

4.   OTHER RECEIVABLES

Other receivables as of December 31 2012 and 2011 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

	As of 12/31/2012	As of 12/31/2011
Type of Account
Trade financing to business associates	$6,122	$204,252
Allowance for bad debt	-	-
Other receivable, net	6,122	204,252

5.   DUE FROM/TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	As of 12/31/2012	As of 12/31/2011
Due from related parties	$216,167	$904,846
Due to related parties	(357,031)	(30,000)
Net due from (due to)	(140,864)	874,846

Amounts owing to the Company's related parties are non-interest-bearing and payable on demand.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

6.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of December 31, 2012 and 2011.

	As of 12/31/2012			As of 12/31/2011

At cost
Motor Vehicles Computer equipment	$	- -	$	- -
Total		$-		$-

Less: Accumulated depreciation
Motor Vehicles Computer equipment	$	- -	$	- -
		$-		$-

		$-		$-

7.   TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2012 and 2011:

	As of 12/31/2012	As of 12/31/2011

Value added tax payable Corporate income tax payable	$86 214,948	$1,221,499 826,033
Business tax payable	33,475	33,508
Others	2	4
	$248,511	$2,081,044

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at December 31, 2012.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

8.   CONVERTIBLE BONDS AND BOND WARRANTS

On July 31, 2007 and January 1, 2008, the Company completed two financing transactions with several investors (the "Subscriber") issuing $2,000,000and $1,000,000, respectively, Fixed Rate Convertible Debenture due in 2009 and a stock purchase warrant to purchase an aggregate of 2,090,592 shares of the Company common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that will expire in 2012 (the "Warrants").

The Debentures were subscribed at a price equal to 87.5% of their principal amount, which is the issue price of $3,428,571 less a 12.5% discount. The Debentures were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated July31, 2007 (the "Trust Deed").

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
For the Years Ended December 31, 2012 and 2011

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

On November 28, 2011, the Company entered into a Settlement and Amendment Agreement with holders of its convertible debentures, warrants and restricted shares (the "Holders"). The parties in this Settlement and Amendment Agreement agreed: i) principal amount of the debentures will be reduced from $3 million to $1.3 million; ii) the Holders will surrender common stock purchase warrants to purchase a total of 156,097,534 shares of the Company's common stock, and surrender 32,704,376 restricted shares of the Company, in exchange for settlement payments in the sum of $155,000. The Company has paid a total of $155,000 in settlement payments to the Holders. Therefore, the Company will pay an aggregate of $1.3 million to the Holders that are due on November 28, 2014. The Company acknowledged that the conversion price of $1.3 million Fixed Rate Convertible Debenture on the conversion date shall be equal to the lesser of (a) $0.10 (the Set Price) and (b) 90% of the average of the VWAPs for the five trading days immediately prior to the applicable conversion date (such lower price, as subject to adjustment herein, the Conversion Price). The values of the beneficial conversion feature under the Black-Scholes valuation method were immaterial.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Extra-Ordinary Gain resulted from this Settlement and Amendment Agreement amounted to $1,566,323 (net of tax to $1,487,083) has been reflected in the accompanying income statement for the year ended December 31, 2012.

Because of the fact that the $1.3 million Fixed Rate Convertible Debenture contains separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows: -

(1)	Convertible Debenture (after two rounds)	$ 1,300,000
(2)	Discount	-
(3)	Warrant	-
(4)	Beneficial Conversion Feature	-

The Convertible Debentures Payable, net consisted of the following: -

	12/31/2012	12/31/2011
Convertible Debenture - Principal and interest
Balance as at beginning of period	$ 2,866,323	$ 2,866,323
Addition	-	-
Redemption	-	-
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Forgiveness of debt (as addressed above)	(1,566,323)	-
Balance as at end of year	$ 1,300,000	$ 2,866,323

Less: Interest discount - Beneficial conversion feature
Balance as at beginning of year	$ -	$ -
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount - Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$ 1,300,000	$ 2,866,323

The Convertible Debenture was classified as current and non-current as follows:

	12/31/2012	12/31/2011

Current portion	$ -	$ 2,866,323
Non - current portion	1,300,000	-
	$ 1,300,000	$ 2,866,323

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

9.   SHAREHOLDERS' EQUITY

Common stock

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 62,813,776 and 185,263,627 shares have been issued and outstanding as of December 31, 2012 and December 31, 2011, respectively.

During the year, the Company issued approximately 40,000,000 and 7,555,577 shares of common stock for the acquisition of CTL and stock compensation, respectively.

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

10.   LEASE COMMITMENTS

Guangzhou Rongxin has operating leases for their premises expiring on July 19, 2013.

The minimum lease payments for the next four years are as follows:

2013	$5,652
Total	$$5,652

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

11.   DISPOSAL OF SUBSIDIARIES

On June 30, 2012, the Company's subsidiary, Global Telecom Holdings Limited, entered into an agreement with an independent third party to dispose of its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited for a cash consideration of US$644.

On September 30, 2012, the Company's subsidiary, China Teletech Limited, entered into an agreement with a related party - Mr. Liu Yong, brother of Mr. Liu Dong, to dispose of the variable interest entity Shenzhen Rongxin Investment Co., Ltd. for a cash consideration of US$1,579.

12.   GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2012, the Company has an accumulated deficit of $5,046,010 due to the fact that the Company continued to incur losses over the past several years.

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

Management's Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although our CFO is a part-time employee, and we do not have audit committee, our CFO has appropriate knowledge and experience. Our management have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2012, and based on this evaluation, our management concluded the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Disposal of Shenzhen Rongxin

On September 30, 2012, the Company's subsidiary, China Teletech Limited, entered into an agreement with a related party - Mr. Liu Yong, brother of Mr. Liu Dong, to dispose of the variable interest entity Shenzhen Rongxin Investment Co., Ltd. for a cash consideration of US$1,579.

Issuance of Shares

The Company's common stock issued in the 4th quarter of 2012 and the 1st quarter of 2013 were summarized as follows:

Name of Shareholder	Date	Number of Shares	Issue Value Per Share	Reason for Issuance

Jiewen Li	October 11, 2012	500,000	$0.04	Employee shares
Hinman Au	October 11, 2012	500,000	$0.04	Service rendered
Wenwu Chen	October 11, 2012	30,000	$0.04	Employee shares
Sibei Li	October 11, 2012	30,000	$0.04	Employee shares
Andrew Mingwai Kwok	October 11, 2012	160,256	$0.04	Employee shares
Jian Zhou	October 11, 2012	250,000	$0.04	Employee shares
Sibei Li	November 28, 2012	150,000	$0.04	Employee shares
Andrew Mingwai Kwok	November 28, 2012	246,154	$0.04	Employee shares
Fuochun Fu	January 11, 2013	500,000	$0.03	Employee shares
Dang R Daher & Kerry L Daher JT Ten	January 11, 2013	50		Transfer from shares issued on 6/12/2007
Yi Deng	January 11, 2013	500,000	$0.03	Employee shares
Jiancheng Li	January 16, 2013	440,000	$0.06	Transfer from multiple shareholders
Fungching Wong	January 16, 2013	300,000	$0.06	Transfer from multiple shareholders
Appinero LLC	March 20, 2013	1,000,000	$0.001	Cancellation of debt
Chungling Au	March 20, 2013	5,000,000	$0.001	Cancellation of debt
IT Appraiser Corp.	March 20, 2013	6,000,000	$0.001	Purchase of debt
Surf Financial Group LLC	March 20, 2013	6,000,000	$0.001	Purchase of debt
Yankuan Li	March 27, 2013	10,000,000	$0.03	Employee shares
Total

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

On January 24, 2013, Kwok Ming Wai Andrew notified the Company that he would resign from his position as Chief Financial Officer, Secretary, and as a member of the Board of Directors of the Company effective February 1, 2013.  Mr. Kwok's resignation was not as a result of any disagreements with us.

On March 26, 2013, the Board of Directors unanimously appointed Jane Yu as Chief Financial Officer and Secretary of the Company, effective March 5, 2013.  Ms. Yu will hold office until the next annual general meeting of our shareholders or until removed from office in accordance with the Company's bylaws.

Our executive officers and directors and their ages as of April 15, 2013 are as follows:

Name	Age	Position	Position Since

Yankuan Li	54	President, Chief Executive Officer and Director	January 2007
Dong Liu	42	Chairman	March 2012
Yuan Zhao	32	Director	March 2012
Yau Kwong Lee	61	Director	March 2012
Jane Yu	41	Chief Financial Officer and Secretary	March 2013

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

Dong Liu was appointed as our Chairman of the Board of Directors on March 30, 2012. Mr. Liu was the Director and General Manager of Shenzhen Rongxin Investment Company Limited, a company mainly engaged in the wholesale and distribution of mineral water and trading of wine in China since 2009.  Mr. Liu had previously worked for China's state-owned enterprises in Hainan Province and Shenzhen for more than 10 years and participated in business development of many government- sponsored projects of various industries.

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

Jane Yu, was appointed our Chief Financial Officer and Secretary as of March 5, 2013. She has been a manager in the auditing department of Shanghai KRC Business Consulting Co., Ltd. and Shanghai KRC Certified Public Accountant Co., Ltd. since December 2007. From December 2004 to November 2007, Ms. Yu worked as the Project Manager at Wanlong Certified Public Accountants Co., Ltd. From October 1999 to October 2004, Ms. Yu was an accountant at Rheinland (Shanghai) Co., Ltd. Prior to 1999, Ms. Yu worked for Bartech Data Information Co., Ltd, CITIC Bank and Hong Kong Dao Heng Bank Group Ltd. as an executive assistant, bank teller, and accountant, respectively. Ms. Yu is a Certified Public Accountant and is familiar with U.S. GAAP, IFRS, and PRC GAAP.

Committees and Meetings

We do not have a standing audit committee of the Board of Directors. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Family Relationships

Mr. Yuan Zhao is the son-in-law of Ms. Yankuan Li, our president and chief executive officer.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in "Certain Relationships and Related Transactions," none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company's assessment of risks. The board of directors focuses on the most significant risks facing our company and our company's general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board's appetite for risk. While the board oversees our company's risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company's common stock are not required to comply with Section 16 of the Exchange Act.

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2012 and 2011. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Yankuan Li CEO	2012	$0	0	0	0	0	0	0	$0
and Director	2011	$12,976	0	0	0	0	0	0	$12,976

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2012.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the "Summary Compensation Table" above.

Employment Agreements

In connection with Ms. Yu's appointment as Chief Financial Officer and Secretary, we entered into an employment agreement (the "Agreement") with Ms. Yu to serve in those positions for a period of one year, on a part-time basis. Ms. Yu's Agreement expires on March 4, 2014 and calls for a monthly salary of RMB $5,000, or approximately $800. Additionally, the Company agreed to issue Ms. Yu 500,000 shares of the Company's common stock upon execution of the Agreement.

The foregoing descriptions of the terms of the Agreement does not purport to be complete and is qualified in its entirety by reference to the provisions of such agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2013.

We do not have any other employment agreements with our officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the ownership of our capital stock, as of April 12, 2013, for: by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 03/04, 16/F, Jinke Building, No.17-19, Guangwei Road, Guangzhou, China 510030.

Title of Class	Name and Address	Number of Common Shares Beneficially Owned		Percent of Class (1)
	Directors and Officers
Common Stock	Yankuan Li	12,796,021		13.9%
Common Stock	Dong Liu	20,000,000		21.8%
Common Stock	Yuan Zhao	20,943,100	(2)	22.8%
Common Stock	Yau Kwong Lee	0		0%
Common Stock	Jane Yu (3)	0		0%
Common Stock	All directors and executive officers as a group (5 persons)	53,739,121		58.5%

	5% Holders
Common Stock	Chung-Ling Au Flat GF, Villa Vocha Tower B Happy Valley, Hong Kong	5,000,000		5.54%
Common Stock	IT Appraiser Corp 76 Dean Street Belize City Belize	6,000,000		6.53%
Common Stock	Surf Financial Group, LLP 5575 La Jolla Boulevard La Jolla, CA 92037	6,000,000		6.53%

*	less than 1%.
(1)	Based on 91,813,776 shares of common stock issued and outstanding as of April 12, 2013.
(2)	Including 843,100 shares held by his wife.
(3)	Ms. Yu shall receive 500,000 shares pursuant to the employment agreement with the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following table presents the balances the Company due to and from related parties.

	As of 12/31/2012	As of 12/31/2011
Due from related parties	$216,167	$904,846
Due to related parties	(357,031)	(30,000)
Net due from (due to)	140,864	874,846

Amounts owing to the Company's related parties are non-interest-bearing and payable on demand. As of December 31, 2012, the balance of due to Mr. Dong Liu, Mr. Yuan Zhao and Ms, Jiewen Li was $289,973, $48,764 and S18,294 respectively. The balance due from Ms, Li and Mr, Liu Yong was $214,583.38 and $1,583.26 respectively.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of "independence" of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an "independent director" is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●

the director or a family member of the director is a current partner of the company's outside auditor, or at any time during the past three years was a partner or employee of the company's outside auditor, and who worked on the company's audit.

Mr. Yuan Zhao is not considered independent because he is the son-in-law of Ms. Yankuan Li, our president and chief executive officer.

Ms. Yankuan Li is not considered independent because she is also an employee of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company's fiscal years ended December 31, 2012 and 2011, we were billed approximately $51,000 and $81,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For the Company's fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

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

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre- approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-22 of this report.

Report of Independent Registered Public Accounting Firm - WWC, P.C.
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1) Amendment to Articles of Incorporation
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation. (9)
10.1	Securities Purchase Agreement (2)
10.2	Registration Rights Agreement (2)
10.3	Subsidiary Guarantee (2)
10.4	Security Agreement (2)
10.5	Form of Senior Secured Convertible Debenture (2)
10.6	Form of Common Stock Purchase Warrant (2)
10.7	Amendment Agreement among the Company and certain investors, dated February 21, 2008 (3)
10.8	Share Transfer Agreement between Huantong Telecom Singapore Company Pte. Ltd. and TCAM Technology Pte. Ltd., dated February 14, 2008 (4)
10.9	Share Transfer Agreement between Global Telecom Holdings Limited and Guangzhou Renwoxing Telecom, dated July 29, 2008 (5)
10.10	Amendment Agreement between the Company and certain investors, dated November 3, 2008 (6)
10.11	Settlement Agreement, dated December 29, 2009 (7)
10.12	Settlement Agreement, dated November 28, 2011 (8)
10.13	Share Exchange Agreement, by and among the Company, CTL and the former shareholders of CTL. (9)
10.14	Employment Agreement with Ms. Yu Effective as of March 5, 2013(10)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

*

 XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Form SB-2 filed on January 6, 2006.
(2)	Incorporated by reference to Form 8-K/A filed on August 8, 2007.
(3)	Incorporated by reference to Form 8-K filed on February 28, 2008.
(4)	Incorporated by reference to Form 8-K filed on March 11, 2008.
(5)	Incorporated by reference to Form 8-K filed on July 31, 2008.
(6)	Incorporated by reference to Form 8-K filed on November 5, 2008.
(7)	Incorporated by reference to the Form 8-K filed on January 4, 2010.
(8)	Incorporated by reference to the Form 8-K filed on December 1, 2011.
(9)	Incorporated by reference to the Form 8-K filed on April 5, 2012.
(10)	Incorporated by reference to the Form 8-K filed on March 27, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TELETECH HOLDING, INC.

Date: April 22, 2013	By:	/s/ Yankuan Li
Yankuan Li
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 22, 2013	By:	/s/ Jane Yu
Jane Yu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yankuan Li
Yankuan Li	President, Chief Executive Officer and Director	April 22, 2013
(Principal Executive Officer)
/s/ Dong Liu
Dong Liu	Chairman	April 22, 2013

/s/ Yuan Zhao
Yuan Zhao	Director	April 22, 2013

/s/ Yau Kwong Lee
Yau Kwong Lee	Director	April 22, 2013

/s/ Jane Yu
Jane Yu	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 22, 2013