Form 10-Q
period 2013-03-31
China Teletech Holding Inc
filed 2013-05-20
CIK 1346287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 20, 2013, there were 91,813,776 shares of common stock, $0.01 par value outstanding.

CHINA TELETECH HOLDINGS, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
March 31, 2013

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Board of Directors and Stockholders
China Teletech Holding, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of China Teletech Holding, Inc as of March 31, 2013 and December 31, 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month periods ended March 31, 2013 and December 31, 2012. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California May 10, 2013	WWC, P.C. Certified Public Accountants

China Teletech Holding, Inc.
Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012
(Stated in US Dollars)

ASSETS		3/31/2013	12/31/2012
	Note
Current Assets
Cash and cash equivalents		$1,445,375	$1,270,035
Short-term investment		397,987	395,813
Other receivables	4	-	6,122
Due from related parties	5	197,649	216,167
Prepaid expenses		77,976	92,264
Inventories		99,497	101,363
Total Current Assets		2,218,484	2,081,764

Non-Current Assets
Other non-current assets		79,881	79,873
Total Non-Current Assets		79,881	79,873

TOTAL ASSETS		$2,298,365	$2,161,637

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable	6	$290,360	$248,511
Due to related parties	5	357,506	357,031
Accrued liabilities and other payables		52,824	58,620
Total Current Liabilities		700,690	664,162

Non-Current Liabilities
Convertible debenture - non-current portion	7	1,300,000	1,300,000
Total Non-Current Liabilities		1,300,000	1,300,000

TOTAL LIABILITIES		$2,000,690	$1,964,162

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012
(Stated in US Dollars)

		3/31/2013	12/31/2012
STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized,
91,813,776 and 62,813,776 shares issued and outstanding at March 31, 2013
and December 31, 2012, respectively	8	$918,138	$628,138
Additional Paid in capital		5,360,347	4,820,347
Subscription receivable		(800,000)	-
Other Comprehensive Income		(334,864)	(343,198)
Retained Earnings		(5,002,304)	(5,046,010)
Minority Interest		156,358	138,198

TOTAL STOCKHOLDERS' EQUITY		297,675	197,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$2,298,365	$2,161,637

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Income
For the three-month periods ended March 31, 2013 and 2012
(Stated in US Dollars)

	3/31/2013	3/31/2012
Sales	$9,100,952	$3,036,784
Cost of sales	8,879,086	2,960,678
Gross profit	221,866	76,106

Operating expenses
Administrative and general expenses	119,475	110,330
Total operating expense	119,475	110,330

Income (Loss) from Operations	102,391	(34,224)

Gain on forgiveness of long term debt	-	1,566,323
Other income	-	119,384
Interest income	2	6
Other expenses	-	(505)
Income before taxation	102,393	1,650,984
Income tax	(40,527)	(16,134)
Net Income (Loss)	$61,866	$1,634,850

Other comprehensive income:
Foreign currency translation change	8,334	(3,882)
Comprehensive income:	$70,200	$1,630,968

Attributable to:
-minority interest	$18,160	$23,718
-the Company	43,706	1,611,132
	$61,866	$1,634,850
Earnings Per Share
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Weighted Average Shares Outstanding
-Basic	66,375,574	104,203,410
-Diluted	66,375,574	104,203,410

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the three-month period ended March 31, 2013 and the year ended December 31, 2012
(Stated in US Dollars)

			Additional		Other
	Total Number	Common	Paid in	Subscription	Comprehensive	Retained	Minority
	of Shares	Stock	Capital	Receivable	Income	Earnings	Interest	Total
Balance, January 1, 2012	185,283,627	$1,852,836	$1,684,019	$-	$32,231	$(6,548,179)	$293,691	$(2,685,402)
Reserve common stock split - 1 for 10	(166,754,990)	(1,667,550)	1,667,550	-	-	-		-
Value of stock to acquire
China Teletech Limited	40,000,000	400,000	1,014,545	-	-	-	-	1,414,545
Issuance of share based compensation	7,555,577	75,556	454,233	-	-	-	-	529,789
Cancellation of shares issued	(3,270,438)	(32,704)	-	-	-	-	-	(32,704)
Net Income	-	-	-	-	-	1,502,169	-	1,502,169
Dividends paid to minority interest	-	-	-	-	-	-	(193,949)	(193,949)
Minority interest	-	-	-	-	-	-	38,456	38,456
Foreign Currency Translation	-	-	-	-	(375,429)	-	-	(375,429)
Balance at December 31, 2012	62,813,776	$628,138	$4,820,347	$-	$(343,198)	$(5,046,010)	$138,198	$197,475

Balance, January 1, 2013	62,813,776	$628,138	$4,820,347	$-	$(343,198)	$(5,046,010)	$138,198	$197,475
Issuance of common stock	28,000,000	280,000	520,000	(800,000)	-	-	-	-
Issuance of share based compensation	1,000,000	10,000	20,000	-	-	-	-	30,000
Net Income	-	-	-	-	-	43,706	-	43,706
Dividends paid to minority interest	-	-	-	-	-	-	-	-
Minority interest	-	-	-	-	-	-	18,160	18,160
Foreign Currency Translation	-	-	-	-	8,334	-	-	8,334
Balance at March 31, 2013	91,813,776	$918,138	$5,360,347	$(800,000)	$(334,864)	$(5,002,304)	$156,358	$297,675

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2013 and 2012
(Stated in US Dollars)

Cash flow from operating activities	3/31/2013	3/31/2012
Net Income (Loss)	$43,706	$1,611,132

Minority interest	18,160	23,718
Ordinary gain on bargain	-	(119,022)
Gain on forgiveness of long term debt	-	(1,566,323)
Share compensation	30,000	-
Decrease (Increase) in other receivables	6,122	204,252
Decrease (Increase) in amount due from related parties	18,518	332,061
Decrease (Increase) in prepaid expenses	14,288	-
Decrease (Increase) in purchase deposit	-	79,594
Decrease (Increase) in inventories	1,866	(152,101)
Increase (Decrease) in tax payables	41,849	29,114
Increase (Decrease) in accrued liabilities and other payables	(5,796)	(49,253)
Increase (Decrease) in due to related parties	475	-

Net cash provided by (used in) operating activities	169,188	393,172

Cash flows from investing activities
Net cash inflow from purchase of a subsidiary-China Teletech Limited	-	1,783,812
Payments for deposits	(8)	(135,620)
Disposal for short-term investment	(2,174)	201,767

Net cash provided by (used in) investing activities	(2,182)	1,849,959

Cash flows from financing activities
Net cash provided by (used in) financing activities	-	-

Net Increase (Decrease) in Cash & Cash Equivalents	167,006	2,243,131
Effect of Currency Translation	8,334	(3,883)
Cash & Cash Equivalents at Beginning of Period	1,270,035	69,270
Cash & Cash Equivalents at End of Period	$1,445,375	$2,308,518

Non-cash investing activities
Acquisition of a subsidiary by way of issue stock	$-	$1,414,544

See Notes to Consolidated Financial Statements and Accountants' Report

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

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

On March 2, 2012, pursuant to a board of resolution passed during the special meeting of the Company, the name of the Companywas changed from Guangzhou Global Telecom, Inc. to China Teletech Holding, Inc. On March 20, 2012, the name change was effective and approved byFINRA.

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

In connection with the share exchange agreement, Miss. Yankuan Li resigned as the Company's Chairman, but remained as a member of the Board of Directors of the Company.  Mr. Dong Liu was appointed as the Company's Chairman. Mr. Yuan Zhao, Mr. Yau Kwong Lee and Mr. Kwok Ming Wai Andrew were appointed as the Company's members of the Board of Directors.

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

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

On September 30, 2012, the Company's subsidiary, China Teletech Limited, entered into an agreement with a related party - Liu Yong, brother of Mr. Liu Dong, to dispose of the variable interest entity Shenzhen Rongxin Investment Co., Ltd. for a cash consideration of US$1,579.

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of March 31, 2013, detailed identities of the consolidating subsidiaries are as follows:

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

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

(h) Accounting for Impairment of Long-Lived Assets

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

(i) Revenue Recognition

Revenue from the sale of the products is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

(j) Cost of Sales

The Company's cost of sales is comprised mainly of cost of goods sold.

(k) Selling Expenses

Selling expenses are comprised of salaries for the sales force, client entertainment, commissions, advertising, and travel and lodging expenses.

(l) General & Administrative Expenses

General and administrative expenses include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities.

(m) Advertising

The Company expensed all advertising costs as incurred.

(n) Foreign Currency Translation

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

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

Exchange Rates	3/31/2013	12/31/2012	3/31/2012
Year end RMB : US$ exchange rate	6.2816	6.3161	6.3247
Average year RMB : US$ exchange rate	6.2858	6.3198	6.3201

Year end HKD : US$ exchange rate	7.7641	7.7519	7.7646
Average year HKD : US$ exchange rate	7.7561	7.7575	7.7608

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(o) Income Taxes

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

In respect of the Company's subsidiaries domiciled and operated in China, the taxation of these entities are summarized below:

  GRT and Guangzhou Rongxin are located in the PRC and GTHL and CTL are located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are:

Subsidiary	Country of Domicile	Income Tax Rate
GRT, and Guangzhou Rongxin	PRC	25.0%
GTHL and CTL	British Virgin Islands	0.00%

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

  Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company shall not be subject to United States income tax for the three-month periods ended March 31, 2013 and 2012.

(p) Statutory Reserve

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

(q) Fair Value of Financial Instruments

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

As of March 31, 2013 and December 31, 2012, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

(r) Other Comprehensive Income

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three-month periods ended March 31, 2013 and 2012 included net income and foreign currency translation adjustments.

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

(t) Segment Reporting

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

(u) Recent Accounting Pronouncements

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
As of March 31, 2013 and December 31, 2012

In October, 2012, the FASB issued ASU No. 2012-04, "Technical Corrections and Improvements" ("ASU 2012-04"). The amendments cover a wide range of topics in the FASB ASC. The amendments are incorporated into two sections: a. Technical corrections and improvements, and b. Conforming amendments related to fair value measurements.

a)   The amendments in the technical corrections and improvements section are categorized as follows:

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
As of March 31, 2013 and December 31, 2012

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
As of March 31, 2013 and December 31, 2012

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

4. OTHER RECEIVABLES
	As of 3/31/2013	As of 12/31/2012
Type of Account
Trade financing to business associates	$-	$6,122
Allowance for bad debt	-	-
Other receivable, net	-	6,122

Other receivables as of December 31, 2012 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

5. DUE FROM/TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	As of 3/31/2013	As of 12/31/2012
Due from related parties	$197,649	$216,167
Due to related parties	(357,506)	(357,031)
Net due from (due to)	(159,857)	(140,864)

Amounts owing to the Company's related parties are non-interest-bearing and payable on demand.

6. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2013 and December 31, 2012:

	As of 3/31/2013	As of 12/31/2012

Value added tax payable Corporate income tax payable	$117 256,578	$86 214,948
Business tax payable	33,659	33,475
Others	6	2
	$290,360	$248,511

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at March 31, 2013.

7. CONVERTIBLE BONDS AND BOND WARRANTS

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

  Conversion. Each Debenture is convertible at the option of the holder at any time after July31, 2007 up to July31, 2009, into shares of our common stock at a fixed conversion price of $0.82 per share.

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

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
As of March 31, 2013 and December 31, 2012

Because of the fact that the $1.3 million Fixed Rate Convertible Debenture due in contain one separate securities and yet merged into one package, the Debenture security must identify its constituents and establish the individual value as determined by the Issuer as follows:

(1)	Convertible Debenture (after two rounds)	$ 1,300,000
(2)	Discount	-
(3)	Warrant	-
(4)	Beneficial Conversion Feature	-

The Convertible Debentures Payable, net consisted of the following:

	3/31/2013	12/31/2012
Convertible Debenture - Principal and interest
Balance as at beginning of period	$ 1,300,000	$ 2,866,323
Addition	-	-
Redemption	-	-
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Forgiveness of debt	-	(1,566,323)
Balance as at end of year	1,300,000	$ 1,300,000

Less: Interest discount - Beneficial conversion feature
Balance as at beginning of year	$ -	$ -
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount - Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	1,300,000	$ 1,300,000

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

The Convertible Debenture was classified as current and non-current as follows:

	3/31/2013	12/31/2012

Current portion	$ -	$ -
Non - current portion	1,300,000	1,300,000
	$ 1,300,000	$ 1,300,000

8. SHAREHOLDERS' EQUITY

Common stock

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 91,813,776 and 62,813,776 shares have been issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.

During the three-month period ended March 31, 2013, the Company issued approximately 1,000,000 and 28,000,000 shares of common stock for stock compensation and for receivable in cash to provide additional working capital to the Company respectively.

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

China Teletech Holding, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2013 and December 31, 2012

9. LEASE COMMITMENTS

Guangzhou Rongxin has operating leases for their premises expiring on July 19 2013.

The minimum lease payments for the next four years are as follows:

2013	3,248
Total	$3,248

10. RELATED PARTY TRANSACTION

In addition to the transactions and balances disclosed elsewhere in these financial statements, the Company entered into the following material related party transactions.

 Key management compensation

Key management includes directors. The salary paid or payable to Ms. Li Yankuan for employee services is $7,120 for the three-month period ended March 31, 2013.

11. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2013, the Company has an accumulated deficit of $5,002,304 due to the fact that the Company continued to incur losses over the past several years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Company Overview

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

As of March 31, 2013, the Company has an accumulated deficit of $$5,002,304 due to the fact that the Company incurred losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

However, as the Company fulfilled the required obligations of a settlement agreement dated November 28, 2011 with holders of the Convertible Debenture, the principle amount was reduced from $2,866,323 to $1,300,000 and it became a non-current liability. In addition, the Company disposed of subsidiaries, GGT and Shenzhen Rongxin on June 30 and September 30, 2012 respectively.

Results of Operations

Results of Operation for the three months ended March 31, 2013 compared with three months ended March 31, 2012

Total Revenue

During the three months ended March 31, 2013, we generated $9,100,952 in revenue as compared to $3,036,784 during the same period in 2012, representing an increase of $6,064,168 or approximately 199.69%. The increase of revenue during the three months ended March 31, 2013, was mainly a major supplier of store-value cards temporarily ceased its business with us in the first quarter of 2012 for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province.   The supplier re-started its business with us and our sales increase during the three months ended March 31, 2013.

Gross Profit

The gross profit was $221,866 for the three months ended March 31, 2013 as compared to $76,106 during the same period of 2012, representing $145,760 or 191.5% increase. The gross profit margin decreased from 2.51% to 2.44%.  The increase in gross profit was mainly due to the increase in revenue as explained above. The decrease in gross profits margin was mainly due to the higher increase of cost of sales than increase of revenue.

Expenses

Our general and administrative expenses ("G&A expenses") were $119,475 during the three months ended March 31, 2013 as compared to $110,330 during the three months ended March 31, 2012, representing a not material increase in amount of $9,145 or 8%.

Net Income

Net income of $61,866 was recorded during the three months ended March 31, 2013 as compared to a net income of $1,634,850 during the three months ended March 31, 2012.  The decrease was mainly due to the gain on forgiveness of long term debt in the three months ended March 31, 2012.

Liquidity and Capital Resources

Cash provided by operating activities was $169,188 during the three months ended March 31, 2012 as compared to cash provided by operating activities was $393,172 during the same period of 2012. Cash provided by operating activities during the first three months of 2013 was mainly resulted from net profit of $43,706, added adjustments of non-controlling interest $18,160, net decrease in current assets (other receivables, amounts due from a related party, purchase deposit, inventories) $40,794, net increase in current liabilities (accrued liabilities and other payables and tax payables) $36,528 and share compensation $30,000. Cash provided by operating activities during the same period of 2012 was mainly resulted from net profit of $1,611,132, added adjustments of non-controlling interest $23,718, net decrease in current assets (other receivables, amounts due from a related party, purchase deposit, inventories) $463,806, netting off by net decrease in current liabilities (accrued liabilities and other payables and tax payables) $20,139 and minus adjustments of ordinary gain on merger bargain $119,022 and gain on forgiveness of long term debt $1,566,323.

Cash flows used in investing activities were $2,182 for the first three months of 2013 as compared to $1,849,959 provided by the same period of 2012. Cash used in investing activities during the three months period of 2013 was resulted from disposal for short-term investment $2,174 and payments for deposits $8. Cash provided by investing activities during the same period of 2012 was resulted from net cash inflow from purchase of a subsidiary in the merger $1,783,812 and disposal for short-term investment $201,767, netting off by payments for deposits $135,620.

There was no cash flow provided by or used in financing activities in the first three months of 2013 and the same period of 2012.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the period ended March 31, 2013. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (v) to Consolidated Financial Statements for the periods ended March 31, 2013 and 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2013, the Company issued approximately 1,000,000 and 28,000,000 shares of common stock for stock compensation and for receivable in cash to provide additional working capital to the Company respectively.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information

None.

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

CHINA TELETECH HOLDING, INC.

Date: May 20, 2013	By:	/s/ Yankuan Li
Yankuan Li
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 20, 2013	By:	/s/ Jane Yu
Jane Yu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)