Form 10-Q
period 2013-06-30
China Teletech Holding Inc
filed 2013-08-23
CIK 1346287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 15, 2013, there were 91,813,776 shares of common stock, $0.01 par value outstanding.

CHINA TELETECH HOLDINGS, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
June 30, 2013

China Teletech Holding, Inc.

Unaudited Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Stated in US Dollars)

China Teletech Holding, Inc.

Contents	Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income and Comprehensive Income	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Consolidated Financial Statements	8 - 22

Board of Directors and Stockholders

China Teletech Holding, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of China Teletech Holding, Inc as of June 30, 2013 and December 31, 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for the six-month periods ended June 30, 2013 and December 31, 2012. These interim consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheets of China Teletech Holding, Inc. as of December 31, 2012, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred substantial losses, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement, all of which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

San Mateo, California	WWC, P.C.
August 8, 2013	Certified Public Accountants

China Teletech Holding, Inc.

Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

(Stated in US Dollars)

ASSETS		6/30/2013	12/31/2012
	Note
Current Assets
Cash and cash equivalents		$1,180,404	$1,270,035
Short-term investment		-	395,813
Other receivables	4	374,352	6,122
Due from related parties	5	1,583	216,167
Prepaid expenses		64,946	92,264
Inventories		-	101,363
Total Current Assets		1,621,285	2,081,764

Non-Current Assets
Other non-current assets		79,905	79,873
Total Non-Current Assets		79,905	79,873

TOTAL ASSETS		$1,701,190	$2,161,637

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable	6	$177,383	$248,511
Due to related parties	5	576,185	357,031
Accrued liabilities and other payables		43,259	58,620
Total Current Liabilities		796,827	664,162

Non-Current Liabilities
Convertible debenture –non-current portion	7	1,300,000	1,300,000
Total Non-Current Liabilities		1,300,000	1,300,000

TOTAL LIABILITIES		$2,096,827	$1,964,162

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

(Stated in US Dollars)

		6/30/2013	12/31/2012
STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized, 91,813,776 and 62,813,776 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	8	$918,138	$628,138
Additional Paid in capital		5,360,347	4,820,347
Subscription receivable		(800,000)	-
Accumulated Other Comprehensive Income		(320,900)	(343,198)
Accumulated Deficit		(5,553,222)	(5,046,010)
Non-controlling Interest		-	138,198

TOTAL STOCKHOLDERS' EQUITY		(395,637)	197,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,701,190	$2,161,637

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Income and Comprehensive Income

For the three and six month periods ended June 30, 2013 and 2012

(Stated in US Dollars)

	Three months ended		Six months ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Sales	$9,971,517	$8,041,796	$19,072,469	$11,078,580
Cost of sales	9,785,508	7,752,868	18,664,594	10,713,546
Gross profit	186,009	288,928	407,875	365,034

Operating expenses
Administrative and general expenses	524,144	641,552	643,619	751,882
Total operating expense	524,144	641,552	643,619	751,882

(Loss) Income from Operations	(338,135)	(352,624)	(235,744)	(386,848)

Gain on forgiveness of long term debt	-	-	-	1,566,323
Gain/(Loss) on disposal of a subsidiary	(382,217)	1,371,596	(382,217)	1,371,596
Other income	-	-	-	119,323
Interest income	7	14	9	20
Other expenses	-	(172)	-	(616)
Interest expense	-	(5)	-	(5)
Income before taxation	(720,345)	1,018,809	(617,952)	2,669,793
Income tax	(5,531)	(47,139)	(46,058)	(63,273)
Net Income/(Loss)	$(725,876)	$971,670	$(664,010)	$2,606,520

Other Comprehensive Income:
Foreign currency translation gain	13,964	8,425	22,298	4,543
Comprehensive Income/(Loss)	$(711,912)	$980,095	$(641,712)	$2,611,063

Net income/(loss) attributable to:
-Common stockholders	$(550,918)	$958,438	$(507,212)	$2,569,570
-Non-controlling interest	(174,958)	13,232	(156,798)	36,950
	$(725,876)	$971,670	$(664,010)	$2,606,520

Earnings Per Share
Basic	$(0.01)	$0.02	$(0.01)	$0.03
Diluted	(0.01)	0.02	(0.01)	0.03

Weighted Average Shares Outstanding
-Basic (adjusted for 1 for 10 reverse stock split)	91,813,776	60,993,943	79,235,999	82,465,693
-Diluted (adjusted for 1 for 10 reverse stock split)	91,813,776	60,993,943	79,235,999	82,465,693

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the six-month periods ended June 30, 2013 and the year ended December 31, 2012

(Stated in US Dollars)

			Additional		Accumulated Other
	Total Number	Common	Paid in	Subscription	Comprehensive	Retained	Non-controlling
	of Shares	Stock	Capital	Receivable	Income	Earnings	Interest	Total
Balance, January 1, 2012	185,283,627	$1,852,836	$1,684,019	$-	$32,231	$(6,548,179)	$293,691	$(2,685,402)
Reserve common stock split – 1 for 10	(166,754,990)	(1,667,550)	1,667,550	-	-	-	-	-
Value of stock to acquire China Teletech Limited	40,000,000	400,000	1,014,545	-	-	-	-	1,414,545
Issuance of share based compensation	7,555,577	75,556	454,233	-	-	-	-	529,789
Cancellation of shares issued	(3,270,438)	(32,704)	-	-	-	-	-	(32,704)
Net Income	-	-	-	-	-	1,502,169	-	1,502,169
Dividends paid to Non-controlling Interest	-	-	-	-	-	-	(193,949)	(193,949)
Non-controlling Interest	-	-	-	-	-	-	38,456	38,456
Foreign Currency Translation	-	-	-	-	(375,429)	-	-	(375,429)
Balance at December 31, 2012	62,813,776	$628,138	$4,820,347	$-	$(343,198)	$(5,046,010)	$138,198	$197,475

Balance, January 1, 2013	62,813,776	$628,138	$4,820,347	$-	$(343,198)	$(5,046,010)	$138,198	$197,475
Issuance of common stock	28,000,000	280,000	520,000	(800,000)	-	-	-	-
Issuance of share based compensation	1,000,000	10,000	20,000	-	-	-	-	30,000
Net Income	-	-	-	-	-	(507,212)	-	(507,212)
Dividends paid to Non-controlling Interest	-	-	-	-	-	-	(150,409)	(150,409)
Non-controlling Interest	-	-	-	-	-	-	(156,798)	(156,798)
Disposal of subsidiary	-	-	-	-	-	-	169,009	169,009
Foreign Currency Translation	-	-	-	-	22,298	-	-	22,298
Balance at June 30, 2013	91,813,776	$918,138	$5,360,347	$(800,000)	$(320,900)	$(5,553,222)	$-	$(395,637)

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Cash Flows

For the six months periods ended June 30, 2013 and 2012

(Stated in US Dollars)

	Three months ended		Six months ended
Cash flow from operating activities	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Net (Loss)/income	$(550,918)	$958,438	$(507,212)	$2,569,570

Non-controlling interest	(174,958)	13,232	(156,798)	36,950
Depreciation	-	3,040	-	3,040
Ordinary gain on bargain	-	-	-	(119,022)
Gain/(Loss) on disposal of subsidiary	382,217	(1,371,596)	382,217	(1,371,596)
Gain on forgiveness of long term debt	-	-	-	(1,566,323)
Stock compensation	-	455,133	30,000	455,133
Loss on disposal of property, plant and equipment	-	-	-	-
Decrease/(increase) in other receivables	(11,767)	(1)	(5,645)	204,252
Decrease/(increase) in amount due from related parties	(360,970)	(73,462)	(342,452)	258,599
Decrease/(increase) in prepaid expenses	13,030	(387)	27,318	(387)
Decrease/(increase) in purchase deposit	-	79,055	-	158,649
Decrease/(increase) in inventories	99,497	711,971	101,363	559,870
Increase/(decrease) in tax payables	9,689	661	51,538	5,478
Increase/(decrease) in accrued liabilities and other payables	(8,057)	176,517	(13,853)	127,263
Increase/(decrease) in amount due to related parties	237,351	-	237,826	-
Increase/(decrease) in VAT payable	-	973	-	8,700
Increase/(decrease) in income tax payable	-	47,480	-	64,050

Net cash provided by/(used in) operating activities	(364,886)	1,001,054	(195,698)	1,394,226

Cash flows from investing activities
Net cash inflow from purchase of subsidiary – China Teletech Limited	-	-	-	1,783,812
Disposal of a subsidiary	3,226	569	3,226	569
Purchase for short-term investment	233,158	(312)	230,984	201,455
Payments for deposits	(25)	119,645	(33)	(15,975)

Net cash provided by/(used in) investing activities	$236,359	$119,902	$234,177	$1,969,861

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Cash Flows

For the six months periods ended June 30, 2013 and 2012

(Stated in US Dollars)

Cash flows from financing activities
Dividend paid to non-controlling shareholders of subsidiary	(150,409)	-	(150,409)	-
Net cash provided by financing activities	$(150,409)	$-	$(150,409)	$-

Net Increase/(Decrease) in Cash & Cash Equivalents	(278,936)	1,120,956	(111,930)	3,364,087

Effect of Currency Translation	13,964	(1,283)	22,298	(5,166)

Cash & Cash Equivalents at Beginning of Period	1,445,375	2,308,518	1,270,035	69,270

Cash & Cash Equivalents at End of Year	$1,180,403	$3,428,191	$1,180,403	$3,428,191

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

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

In connection with the share exchange agreement, Miss. Yankuan Li resigned as the Company’s Chairman, but remained as a member of the Board of Directors of the Company.  Mr. Dong Liu was appointed as the Company’s Chairman. Mr. Yuan Zhao, Mr. Yau Kwong Lee and Mr. Kwok Ming Wai Andrew were appointed as the Company’s members of the Board of Directors.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

CTL was formed for the purpose of providing a group structure to enhance the viable capacity as discussed below of its two variable interest entities located in the People’s Republic of China (“PRC”); namely, (a) Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”) and (b) Guangzhou Rongxin Science and Technology Limited (“Guangzhou Rongxin”).

On June 30, 2012, the Company’s subsidiary, Global Telecom Holdings Limited, entered into an agreement with an independent third party to dispose of its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited for a cash consideration of US$644.

On September 30, 2012, the Company’s subsidiary, China Teletech Limited, entered into an agreement with a related party – Liu Yong, brother of Mr. Liu Dong, to dispose of the variable interest entity Shenzhen Rongxin Investment Co., Ltd. for a cash consideration of US$1,579.

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of June 30, 2013, detailed identities of the consolidating subsidiaries are as follows:-

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

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

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

(h)	Accounting for Impairment of Long-Lived Assets

The long-lived assets held by the Company are reviewed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Impairment is present if carrying amount of an asset is less than its undiscounted cash flows to be generated.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2013 and 2012.

(i)	Revenue Recognition

Revenue from the sale of the products is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

(j)	Cost of Sales

The Company’s cost of sales is comprised mainly of cost of goods sold.

(k)	Selling Expenses

Selling expenses are comprised of salaries for the sales force, client entertainment, commissions, advertising, and travel and lodging expenses.

(l)	General& Administrative Expenses

General and administrative expenses include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities.

(m)	Advertising

The Company expensed all advertising costs as incurred.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

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

Exchange Rates	6/30/2013	12/31/2012	6/30/2012
Period end RMB : US$ exchange rate	6.1882	6.3161	6.3197
Average period RMB : US$ exchange rate	6.2479	6.3198	6.3255

Period end HKD : US$ exchange rate	7.7572	7.7519	7.7575
Average Period HKD : US$ exchange rate	7.7591	7.7575	7.7616

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

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

In respect of the Company’s subsidiaries domiciled and operated in China, the taxation of these entities are summarized below:

•	GRT and Guangzhou Rongxin are located in the PRC and GTHL and CTL are located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

Subsidiary	Country of Domicile	Income Tax Rate
GRT, and Guangzhou Rongxin	PRC	25.0%
GTHL and CTL	British Virgin Islands	0.00%

•	Effective January 1, 2008, PRC government implements a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

•	Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company shall not be subject to United States income tax for the six month periods ended June 30, 2013 and 2012.

(p)	Statutory Reserve

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

As of June 30, 2013 and December 31, 2012

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

As of June 30, 2013 and December 31, 2012, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three-month periods ended June 30, 2013 and 2012 included net income and foreign currency translation adjustments.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

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

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”).The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).The amendments require an organization to:

a) Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

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

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-03, “Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities” (“ASU 2013-03”). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

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

4.	OTHER RECEIVABLES

	6/30/2013	12/31/2012
Type of Account
Trade financing to business associates	$374,352	$6,122
Allowance for bad debt	-	-
Other receivable, net	374,352	6,122

Other receivables as of December 31, 2012 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

5.	DUE FROM/TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	6/30/2013	12/31/2012
Due from related parties	$1,583	$216,167
Due to related parties	(576,185)	(357,031)
Net due from (due to)	(574,602)	(140,864)

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

Amounts owing to the Company’s related parties are non-interest-bearing and payable on demand.

6.	TAXES Payable

Taxes payable consisted of the following as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/2012

Value added tax payable	$169	$86
Corporate income tax payable	177,202	214,948
Business tax payable	-	33,475
Others	12	2
	$177,383	$248,511

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at June 30, 2013.

7.	CONVERTIBLE BONDS AND BOND WARRANTS

On July 31, 2007 and January 1, 2008, the Company completed two financing transactions with several investors (the “Subscriber”) issuing $2,000,000and $1,000,000, respectively, Fixed Rate Convertible Debenture due in 2009 and a stock purchase warrant to purchase an aggregate of 2,090,592 shares of the Company common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that will expire in 2012 (the “Warrants”).

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

As of June 30, 2013 and December 31, 2012

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

As of June 30, 2013 and December 31, 2012

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

(1)	Convertible Debenture (after two rounds)	$1,300,000
(2)	Discount	-
(3)	Warrant	-
(4)	Beneficial Conversion Feature	-

The Convertible Debentures Payable, net consisted of the following: -

	6/30/2013	12/31/2012
Convertible Debenture - Principal and interest
Balance as at beginning of period	$1,300,000	$2,866,323
Addition	-	-
Redemption	-	-
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Forgiveness of debt		(1,566,323)
Balance as at end of year	1,300,000	$1,300,000

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	1,300,000	$1,300,000

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

The Convertible Debenture was classified as current and non-current as follows:

	6/30/2013	12/31/2012

Current portion	$-	$-
Non - current portion	1,300,000	1,300,000
	$1,300,000	$1,300,000

8. SHAREHOLDERS’ EQUITY

Common stock

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 91,813,776 and 62,813,776 shares have been issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

During the six-month period ended June 30, 2013, the Company issued approximately 1,000,000 and 28,000,000 shares of common stock for stock compensation and for receivable in cash to provide additional working capital to the Company respectively.

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

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012

9. LEASE COMMITMENTS

Guangzhou Rongxin has operating leases for their premises expiring on July 19, 2013.

The minimum lease payments for the next four years are as follows:

2013	824
Total	$824

10. RELATED PARTY TRANSACTION

In addition to the transactions and balances disclosed elsewhere in these financial statements, the Company entered into the following material related party transactions.

The salary paid or payable to Ms. Li Yankuan, members of board of directors, for employee services is $63,525 for the six-month period ended June 30, 2013.

The salary paid or payable to Mr. Zhao Yuan, members of board of directors, for employee services is $26,638 for the six-month period ended June 30, 2013.

The salary paid or payable to Ms. Li Jiewen, daughter of Ms. Li Yankuan, for employee services is $16,617 for the six-month period ended June 30, 2013.

11. DISPOSAL OF A SUBSIDIARY

On June 30, 2013, the Company’s subsidiary, Global Telecom Holdings Limited, entered into an agreement with an independent third party to dispose of its 51% owned subsidiary Guangzhou Renwoxing Telecom Co., Limited for a cash consideration of US$3,232.

12. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2013, the Company has an accumulated deficit of $5,553,222 due to the fact that the Company continued to incur losses over the past several years.

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

As of June 30, 2013, the Company has an accumulated deficit of $5,553,222 due to the fact that the Company incurred losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

However, as the Company fulfilled the required obligations of a settlement agreement dated November 28, 2011 with holders of the Convertible Debenture, the principle amount was reduced from $2,866,323 to $1,300,000 and it became a non-current liability. In addition, the Company disposed of subsidiaries, GGT, Shenzhen Rongxin and Guangzhou Renwoxing on June 30 and September 30, 2012 and June 30, 2013 respectively.

Results of Operations

Results of Operation for the three months ended June 30, 2013 compared with three months ended June 30, 2012

Total Revenue

During the three months ended June 30, 2013, we generated $9,971,517 in revenue as compared to $8,041,796 during the same period in 2012, representing an increase of $1,929,721 or approximately 24.00%. The increase of revenue during the three months ended June 30, 2013, was mainly a major supplier of store-value cards temporarily ceased its business with us in the first quarter of 2012 for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province.   The supplier re-started its business with us and our sales increase during the three months ended June 30, 2013.

Gross Profit

The gross profit was $186,009 for the three months ended June 30, 2013 as compared to $288,927 during the same period of 2012, representing $102,918 or 35.6% decrease. The gross profit margin decreased from 3.59% to 1.87%.  The decrease in gross profit was mainly due to the increase in cost of sales. The decrease in gross profits margin was mainly due to the higher increase of cost of sales than increase of revenue.

Expenses

Our general and administrative expenses (“G&A expenses”) were $524,144 during the three months ended June 30, 2013 as compared to $641,552 during the three months ended June 30, 2012, representing a decrease of $117,408 or 18%.  The decrease in G&A expenses was mainly due to the decrease of stock compensation.

Net Income

Net loss of $725,876 was recorded during the three months ended June 30, 2013 as compared to a net income of $971,672 during the three months ended June 30, 2012.  The decrease was mainly due to the gain on disposal of subsidiaries in the three months ended June 30, 2012.

Results of operation for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012

Total Revenue

During the six months ended June 30, 2013, we generated $19,072,469 in revenue as compared to $11,078,580 during the same period in 2012, representing an increase of $7,93,889 or approximately 72%. The higher sales amount during the six months ended June 30, 2013 was mainly a major supplier of store-value cards temporarily ceased its business with us in the first quarter of 2012 for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province.   The supplier re-started its business with us and our sales increase during the six months ended June 30, 2013.

Gross Profit

The gross profit was $407,875 for the six months ended June 30, 2013 as compared to $365,034 during the same period of 2012, representing $42,841 or 11.74% increase. The gross profit margin decreased from 3.29% to 2.14%. The decrease in gross profits margin was mainly due to the higher increase of cost of sales than increase of revenue.

Expenses

Our general and administrative expenses ("G&A expenses") were $643,619 during the six months ended June 30, 2013 as compared to $751,882 during the six months ended June 30, 2012, representing an decrease of $108,263 or 14.4%. The decrease in G&A expenses was mainly due to the decrease of stock compensation from $455,133 to $30,000.

In the six months of 2012, there were a gain from the disposal of a subsidiary - GGT of amount $1,371,596, and a gain on forgiveness of long term debt $1,566,323.

Net Income

Net loss of $664,010 was recorded during the six months ended June 30, 2013 as compared to a net income of $2,606,520 during the six months ended June 30, 2012. The decrease was mainly due to the gain from disposal of a subsidiary and the gain on forgiveness of long term debt in six months ended June 30, 2012.

Liquidity and Capital Resources

Cash used in operating activities was $195,698 during the six months ended June 30, 2013 as compared to cash provided by operating activities was 1,394,226 during the same period of 2012. Cash provided by operating activities during the first six months of 2013 was mainly resulted from net loss of $507,212, added adjustments of non-cash expense item stock compensation $30,000, net increase in current liabilities (accrued liabilities and other payables) $275,511, netting off by net increase in current assets (other receivables, amounts due from a related party, purchase deposit and inventories) $219,416 and plus adjustments of loss on disposal of a subsidiary $382,217. Cash provided by operating activities during the same period of 2012 was mainly resulted from net profit of $2,569,570, added adjustments of non-cash expense item stock compensation $455,133, net decrease in current assets (other receivables, amounts due from a related party, purchase deposit and inventories) $1,181,370, netting off by net decrease in current liabilities (accrued liabilities and other payables) $127,263 and minus adjustments of gain on disposal of a subsidiary $1,371,596 and gain on forgiveness of long term debt $1,566,323.

Cash flows provided by investing activities were $234,177 for the first six months of 2013 as compared to $1,969,861 provided by the same period of 2012. Cash provided by investing activities during the six months period of 2013 was resulted from net cash inflow from disposal of a subsidiary $3,226 and disposal for short-term investment $230,984, netting off by payments for deposits $33. Cash used in investing activities during the same period of 2012 was $1,969,861 and they were resulted from net cash inflow from purchase of a subsidiary in the merger $1,783,812 and disposal for short-term investment $201,455, netting off by payments for deposits $15,975..

There was no cash flow provided by or used in financing activities in the first six months of 2013 and the same period of 2012

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the period ended June 30, 2013.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (v) to Consolidated Financial Statements for the periods ended June 30, 2013 and 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation as of June 30, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2013, the Company issued approximately 1,000,000 shares of its common stock as compensation.

During the six-month period ended June 30, 2013, the Company issued approximately 28,000,000 shares of its common stock for cancellation of debts.

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

CHINA TELETECH HOLDING, INC.

Date: August 23, 2013	By:	/s/ Yankuan Li
Yankuan Li
President and Chief Executive Officer (Principal Executive Officer)

Date: August 23, 2013	By:	/s/ Jane Yu
Jane Yu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

