Form 10-Q
period 2013-09-30
China Teletech Holding Inc
filed 2013-11-29
CIK 1346287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 20, 2013, there were 97,813,776 shares of common stock, $0.01 par value outstanding.

CHINA TELETECH HOLDINGS, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
September 30, 2013

China Teletech Holding, Inc.

Unaudited Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Stated in US Dollars)

China Teletech Holding, Inc.

China Teletech Holding, Inc.

Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

		9/30/2013	12/31/2012
	Note
ASSETS

Current Assets
Cash and cash equivalents		$1,132,249	$1,270,035
Short-term investment		-	395,813
Other receivables	4	444,584	6,122
Due from related parties	5	1,584	216,167
Prepaid expenses		56,238	92,264
Inventories		-	101,363
Total Current Assets		1,634,655	2,081,764

Non-Current Assets
Other non-current assets		78,257	79,873
Total Non-Current Assets		78,257	79,873

TOTAL ASSETS		$1,712,912	$2,161,637

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable	6	$175,188	$248,511
Due to related parties	5	611,654	357,031
Accrued liabilities and other payables		44,749	58,620
Total Current Liabilities		831,591	664,162

Non-Current Liabilities
Convertible debenture –non-current portion	7	1,300,000	1,300,000
Total Non-Current Liabilities		1,300,000	1,300,000

TOTAL LIABILITIES		$2,131,591	$1,964,162

STOCKHOLDERS' EQUITY

Common stock US$0.01 par value; 1,000,000,000 authorized, 97,813,776 and 62,813,776 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	8	$978,138	$628,138
Additional Paid in capital		5,372,347	4,820,347
Subscription receivable	9	-	-
Other Comprehensive Income		(319,120)	(343,198)
Retained Earnings		(6,450,044)	(5,046,010)
Non-controlling interest		-	138,198

TOTAL STOCKHOLDERS' EQUITY		(418,679)	197,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,712,912	$2,161,637

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Income

For the three-month periods ended September 30, 2013 and 2012

(Stated in US Dollars)

		Three months ended		Nine months ended
	Note	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Sales		$5,453,634	$8,562,535	$24,526,103	$19,641,115
Cost of sales		5,424,591	8,289,881	24,089,185	19,003,427
Gross profit		29,043	272,654	436,918	637,688

Operating expenses
Administrative and general expenses		128,885	140,583	772,504	892,465
Total operating expense		128,885	140,583	772,504	892,465

Income (Loss) from Operations		(99,842)	132,071	(335,586)	(254,777)

Gain on forgiveness of long term debt		-	-	-	1,566,323
Gain (Loss) on disposal of a subsidiary		-	-	(382,217)	1,371,596
Other income		-	32,704	-	152,027
Interest income		3	30	11	50
Other expenses	9	(800,000)	(175)	(800,000)	(791)
Interest expense		-	15	-	10
Income (Loss) before taxation		(899,839)	164,645	(1,517,792)	2,834,438
Income tax		3,018	(52,154)	(43,040)	(115,427)
Net Income (Loss)		$(896,821)	$112,491	$(1,560,832)	$2,719,011

Other comprehensive income:
Foreign currency translation change		1,780	(6,833)	24,078	(2,290)
Comprehensive income (loss):		(895,041)	105,658	(1,536,754)	2,716,721

Net income attributable to:
-non-controlling interest		$-	$10,440	$(156,798)	$47,390
-the Company		(896,821)	102,051	(1,404,034)	2,671,621
		$(896,821)	$112,491	$(1,560,832)	$2,719,011
Earnings Per Share
Basic		$(0.01)	$0.00	$(0.02)	$0.04
Diluted		$(0.01)	$0.00	$(0.02)	$0.04

Weighted Average Shares Outstanding
-Basic (adjusted for 1 for 10 reverse stock split)		94,780,809	63,283,393	84,482,894	76,004,751
-Diluted (adjusted for 1 for 10 reverse stock split)		94,780,809	63,283,393	84,482,894	76,004,751

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the nine-month periods ended September 30, 2013 and the year ended December 31, 2012

(Stated in US Dollars)

	Total Number	Common	Additional Paid in	Subscription	Other Comprehensive	Retained	Non- controlling
	of Shares	Stock	Capital	Receivable	Income	Earnings	Interest	Total
Balance, January 1, 2012	185,283,627	$1,852,836	$1,684,019	$-	$32,231	$(6,548,179)	$293,691	$(2,685,402)
Reserve common stock split – 1 for 10	(166,754,990)	(1,667,550)	1,667,550	-	-	-		-
Value of stock to acquire China Teletech Limited	40,000,000	400,000	1,014,545	-	-	-		1,414,545
Issuance of share based compensation	7,555,577	75,556	454,233	-	-	-	-	529,789
Cancellation of shares issued	(3,270,438)	(32,704)	-	-	-	-	-	(32,704)
Net Income	-	-	-	-	-	1,502,169	-	1,502,169
Dividends paid to minority interest	-	-	-	-	-	-	(193,949)	(193,949)
Minority interest	-	-	-	-	-	-	38,456	38,456
Foreign Currency Translation	-	-	-	-	(375,429)	-	-	(375,429)
Balance at December 31, 2012	62,813,776	$628,138	$4,820,347	$-	$(343,198)	$(5,046,010)	$138,198	$197,475

Balance, January 1, 2013	62,813,776	$628,138	$4,820,347	$-	$(343,198)	$(5,046,010)	$138,198	$197,475
Issuance of common stock	28,000,000	280,000	520,000	-	-	-	-	800,000
Issuance of share based compensation	7,000,000	70,000	32,000	-	-	-	-	102,000
Net loss	-	-	-	-	-	(1,404,034)	-	(1,404,034)
Dividends paid to minority interest	-	-	-	-	-	-	(150,409)	(150,409)
Non-controlling interest	-	-	-	-	-	-	(156,798)	(156,798)
Disposal of subsidiary	-	-	-	-	-	-	169,009	169,009
Foreign Currency Translation	-	-	-	-	24,078	-	-	24,078
Balance at September 30, 2013	97,813,776	$978,138	$5,372,347	-	$(319,120)	$(6,450,044)	-	$(418,679)

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Cash Flows

For the nine months periods ended September 30, 2013 and 2012

(Stated in US Dollars)

	Three months ended		Nine months ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Cash flow from operating activities
Net Income (Loss)	$(896,821)	$102,051	$(1,404,034)	$2,671,621

Non controlling interest	-	10,440	(156,798)	47,390
Depreciation	-	3,038	-	6,078
Ordinary gain on bargain	-	-	-	(119,022)
Gain on disposal of subsidiary	-	-	382,217	(1,371,596)
Gain on forgiveness of long term debt	-	-	-	(1,566,323)
Stock compensation	72,000	-	102,000	455,133
Loss of stock issuance	800,000		800,000	-
Gain on stock cancellation	-	(32,704)	-	(32,704)
Decrease (Increase) in other receivables	(70,232)	(2,309)	(75,877)	201,943
Decrease (Increase) in amount due from related parties	(2)	(24,438)	(342,453)	234,161
Decrease (Increase) in prepaid expenses	8,708	30,814	36,026	30,427
Decrease (Increase) in purchase deposit	-	-	-	158,649
Decrease (Increase) in inventories	-	(158,368)	101,363	401,502
Increase (Decrease) in tax payables	(2,195)	50,343	49,343	128,571
Increase (Decrease) in accrued liabilities and other payables	1,490	(28,734)	(12,363)	98,529
Increase (Decrease) in amount due to related parties	35,469	-	273,295	-

Net cash provided by (used in) operating activities	$(51,583)	$(49,867)	$(247,281)	$1,344,359

Cash flows from investing activities
Purchase of property, plant and equipment	-	331	-	331
Net cash inflow from purchase of subsidiary – China Teletech Limited	-	-	-	1,783,812
Disposal of a subsidiary	-	-	3,226	569
Purchase for short-term investment	-	893	230,984	202,348
Payments for deposits	1,647	20	1,614	(15,955)

Net cash provided by investing activities	$1,647	1,244	235,824	1,971,105

Cash flows from financing activities
Dividend paid to non-controlling shareholders of subsidiary	-	-	(150,409)	-

Net cash used in financing activities	$-	$-	$(150,409)	$-

Net Increase (Decrease) in Cash & Cash Equivalents	$(49,936)	$(48,623)	$(161,866)	$3,315,464

Effect of Currency Translation	$1,782	$(7,024)	$24,080	$(12,190)

Cash & Cash Equivalents at Beginning of Period	$1,180,403	$3,428,191	$1,270,035	$69,270

Cash & Cash Equivalents at End of Period	$1,132,249	$3,372,544	$1,132,249	$3,372,544

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Teletech Holding, Inc. (the “Company”) formerly known as Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

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

On March 2, 2012, pursuant to a board resolution passed during the special meeting of the Company, the name of the Company was changed from Guangzhou Global Telecom, Inc. to China Teletech Holding, Inc. On March 20, 2012, the name change was effective and approved by FINRA.

On March 30, 2012, the Company completed a share exchange transaction with China Teletech Limited, a British Virgin Islands corporation (“CTL”), by entering into a share exchange agreement (the “Agreement”) with CTL and the former shareholders of CTL. Pursuant to the Agreement, the Company acquired all the outstanding capital stock of CTL from the former shareholders of CTL in exchange for the issuance of 40,000,000 shares of our common stock (the “Share Exchange”). The shares issued to the former shareholders of CTL constituted approximately 68.34% of the Company’s issued and outstanding shares of common stock an immediately after the closing of the Share Exchange. As a result of the Share Exchange, CTL became the Company’s wholly owned subsidiary and Dong Liu and Yuan Zhao, the former shareholders of CTL, became our principal shareholders.

In connection with the share exchange agreement, Ms. Yankuan Li resigned as the Company’s Chairman, but remained as a member of the Board of Directors of the Company.  Mr. Dong Liu was appointed as the Company’s Chairman. Mr. Yuan Zhao, Mr. Yau Kwong Lee and Mr. Kwok Ming Wai Andrew were appointed as the Company’s members of the Board of Directors.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of September 30, 2013, detailed identities of the consolidating subsidiaries are as follows:-

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

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

As of September 30, 2013 and December 31, 2012

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

As of September 30, 2013 and December 31, 2012

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

Exchange Rates	9/30/2013	12/31/2012	9/30/2012
Period end RMB : US$ exchange rate	6.1514	6.3161	6.3340
Average period RMB : US$ exchange rate	6.2215	6.3198	6.3275

Period end HKD : US$ exchange rate	7.7590	7.7519	7.7549
Average period HKD : US$ exchange rate	7.7597	7.7575	7.7597

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

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

In respect of the Company’s subsidiaries domiciled and operated in China, the taxation of these entities are summarized below:

•	GRT and Guangzhou Rongxin are located in the PRC and GTHL and CTL are located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are:-

Subsidiary	Country of Domicile	Income Tax Rate
GRT, and Guangzhou Rongxin	PRC	25.0%
GTHL and CTL	British Virgin Islands	0.00%

•	Effective January 1, 2008, PRC government implements a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

•	Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the three-month periods ended September 30, 2013 and 2012.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(p)	Statutory Reserve

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

As of September 30, 2013 and December 31, 2012, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three-month periods ended September 30, 2013 and 2012 included net income and foreign currency translation adjustments.

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

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments require an organization to:

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

As of September 30, 2013 and December 31, 2012

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

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

4.	OTHER RECEIVABLES

	As of 9/30/2013	As of 12/31/2012
Type of Account
Trade financing to business associates	$444,584	$6,122
Allowance for bad debt	-	-
Other receivable, net	444,584	6,122

Other receivables as of December 31, 2012 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

5.	DUE FROM/TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	As of 9/30/2013	As of 12/31/2012
Due from related parties	$1,584	$216,167
Due to related parties	(611,654)	(357,031)
Net due from (due to)	(610,070)	(140,864)

Amounts owing to the Company’s related parties are non-interest-bearing and payable on demand.

6.	TAXES Payable

Taxes payable consisted of the following as of September 30, 2013 and December 31, 2012:

	As of 9/30/2013	As of 12/31/2012
Value added tax payable	$164	$86
Corporate income tax payable	175,013	214,948
Business tax payable	-	33,475
Others	11	2
	$175,188	$248,511

The Company has been collecting from its customers Value Added Tax (VAT), on behalf of the government. The Company was granted by the government to pay the balance dues under installments up to the end of 2008. The reason of this special arrangement is that the government may waive past due VAT after decision has been made in accordance with regulations for technology zone on tax-exemption matter. However, the Company has not received the approval notice from the government at September 30, 2013.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

7.	CONVERTIBLE BONDS AND BOND WARRANTS

On July 31, 2007 and January 1, 2008, the Company completed two financing transactions with several investors (the “Subscriber”) issuing $2,000,000 and $1,000,000, respectively, Fixed Rate Convertible Debenture due in 2009 and a stock purchase warrant to purchase an aggregate of 2,090,592 shares of the Company’s common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expired in 2012 (the “Warrants”).

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

On July 31, 2007, the Company also entered into a registration rights agreement with the Subscriber pursuant to which the Company agreed to include the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants in a pre-effective amendment to a registration statement that the Company had on file with the SEC. The registration statement covered the resale of the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants.

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

As of September 30, 2013 and December 31, 2012

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

Because of the fact that the $1.3 million Fixed Rate Convertible Debenture has separate securities (including a derivative component), the Debenture must identify the value of each component as follows:

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(1)	Convertible Debenture (after two rounds)	$1,300,000
(2)	Discount	-
(3)	Warrant	-
(4)	Beneficial Conversion Feature	-

The Convertible Debentures Payable, net consisted of the following: -

	9/30/2013	12/31/2012
Convertible Debenture - Principal and interest
Balance as at beginning of period	$1,300,000	$2,866,323
Addition		-
Redemption		-
Interest charged for the current year		-
Repayment of interest in current year		-
Forgiveness of debt		(1,566,323)
Balance as at end of year	$1,300,000	$1,300,000

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition		-
Amortization		-
Balance as at end of year		-

Less: Interest Discount – Warrant
Balance as at beginning of year		-
Addition		-
Amortization		-
Balance as at end of year		-
Convertible Debenture, net	$1,300,000	$1,300,000

The Convertible Debenture was classified as current and non-current as follows:

	9/30/2013	12/31/2012

Current portion	$-	$-
Non - current portion	1,300,000	1,300,000
	$1,300,000	$1,300,000

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

8.	SHAREHOLDERS’ EQUITY

Common stock

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 97,813,776 and 62,813,776 shares have been issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

During the nine-month period ended September 30,2013, the Company issued approximately 7,000,000 and 28,000,000 shares of common stock for stock compensation and for receivables in cash to provide additional working capital to the Company respectively.

Common stock reverse stock split

On December 9, 2011, the Company’s shareholders jointly agreed to a 10 to 1 reverse stock split (the “Reverse Split”) on its issued and outstanding common stock, having a par value of $0.01 per share. On February 16, 2012, the Reverse Split was effective and approved by the Financial Industry Regulatory Authority (FINRA).

Cancellation of shares issued

On September 4, 2012, holders of its convertible debentures, warrants and restricted shares surrendered 3,270,438 restricted shares of the Company.

9.	SUBSCRIPTION RECEIVABLE AND OTHER EXPENSES

The Company issued 1,000,000 shares, 5,000,000 shares, 6,000,000 shares and 6,000,000 shares of common stock to Appinero LLC, Chunling Au, IT Appraiser Corp. and for these Surf Financial Group LLC in March 2013 respectively for the cancellation and purchase of debt. Since the Company hasn't received payment for these issuances, the Company recorded them as subscription receivables. The Company authorized Mr. Hinman Au to collect the subscription receivable and he signed the Letter of Commitment to the Company to guarantee the collection. In the third quarter of 2013, due to the long aging of the subscription receivable, Ms. Li Yankuan, tried several times to get payment from Mr. Himnan Au but failed. As of September 30, 2013, the Company undertook an impairment test for subscription receivable and recorded impairment of subscription receivable of $800,000 and recorded such transaction as “Other Expenses” in the Income Statement. The Company will keep pursuing collection of the subscription receivable from Mr. Hinman Au and expects that legal action will be taken if Mr. Hinman Au still does not settle the payment in the fourth quarter of 2013.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

10.	RELATED PARTY TRANSACTION

In addition to the transactions and balances disclosed elsewhere in these financial statements, the Company entered into the following material related party transactions.

The salary paid to Ms. Li Yankuan, member of board of directors, for employee services is $ 21,699 for the nine-month period ended September 30, 2013.

The salary paid to Mr. Zhao Yuan, member of board of directors, for employee services is $ 17,359 for the nine-month period ended September 30, 2013.

The salary paid to Ms. Li Jiewen, daughter of Ms. Li Yankuan, for employee services and stock compensation is $ 16,617 and 36,000 respectively for the nine-month period ended September 30, 2013.

The salary paid to Ms. Jane Yu, Chief Financial Officer and Secretary, for employee services is $ 2,411 for the nine-month period ended September 30, 2013.

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

As of September 30, 2013, the Company has an accumulated deficit of $ 6,450,044 due to the fact that the Company continued to incur losses over the past several years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the nine months ended September 30, 2013 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Company Overview

We are a distributor of pre-paid calling card and integrated mobile phone handsets and a provider of mobile handset value-added services.  We are an independent qualified corporation that serves as one of the principal distributors of China Telecom, China Unicom, and China Mobile products in Guangzhou City.  We maintain and operate the largest prepaid mobile phone card sales and distribution center in Guangzhou City.  We have cooperative distribution relationships with Panasonic, Motorola, LG, GE, Birdand Samsung corporations for their mobile handsets.  We are also developing an on-line refill platform with China Mobile to develop our on-line business in the Guangdong Province.

Going Concern

The quarterly (unaudited) consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2013, the Company has an accumulated deficit of $6,450,044 due to the fact that the Company incurred losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

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

Results of Operations

Results of Operation for the three months ended September 30, 2013 compared with three months ended September 30, 2012

Total Revenue

During the three months ended September 30, 2013, we generated $5,453,634 in revenue as compared to $8,562,535 during the same period in 2012, representing a decrease of $3,108,901 or approximately 36.31%. The decrease of revenue during the three months ended September 30, 2013 was mainly due to the disposal of the subsidiary, Guangzhou Renwoxing.

Gross Profit

The gross profit was $29,043 for the three months ended September 30, 2013 as compared to $272,654 during the same period of 2012, representing a decrease of $243,611 or approximately 89.35%. The gross profit margin decreased from 3.18% to 0.53%.  The decrease in gross profit was mainly due to the increase in cost of sales. The decrease in gross profit margin was mainly due to the higher increase of cost of sales than increase of revenue.

Expenses

Our general and administrative expenses (“G&A expenses”) were $128,885 during the three months ended September 30, 2013 as compared to $140,583 during the three months ended September 30, 2012, representing a decrease of $11,698 or 8%.  The decrease in G&A expenses was mainly due to the disposal of Guangzhou Renwoxing.

Net Income

Net loss of $896,821 was recorded during the three months ended September 30, 2013 as compared to a net income of $112,491 during the three months ended September 30, 2012.  The decrease was mainly due to the provision for subscription receivable in the three months ended September 30, 2013.

Results of operation for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

Total Revenue

During the nine months ended September 30, 2013, we generated $24,526,103 in revenue as compared to $19,641,115 during the same period in 2012, representing an increase of $4,884,988 or approximately 23%. The higher sales amount during the nine months ended September 30, 2013 was mainly because a major supplier of store-value cards temporarily ceased its business with us in the first quarter of 2012 for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province.   The supplier re-started its business with us and our sales increase during the nine months ended September 30, 2013.

Gross Profit

The gross profit was $436,918 for the nine months ended September 30, 2013 as compared to $637,688 during the same period of 2012, representing $200,770 or 31.48% decrease. The gross profit margin decreased from 3.25% to 1.78%. The decrease in gross profit margin was mainly due to the higher increase of cost of sales than increase of revenue.

Expenses

Our general and administrative expenses ("G&A expenses") were $772,504 during the nine months ended September 30, 2013 as compared to $892,465 during the nine months ended September 30, 2012, representing a decrease of $119,961 or 13.4%. The decrease in G&A expenses was mainly due to the decrease of stock compensation from $455,133 to $102,000.

For the nine months ended September 30, 2012, there was a gain from the disposal of a subsidiary - GGT of $1,371,596, and a gain on forgiveness of long term debt of $1,566,323.

Net Income

Net loss of $1,560,832 was recorded during the nine months ended September 30, 2013 as compared to a net income of $2,719,011 during the nine months ended September 30, 2012. The decrease was mainly due to the gain from disposal of a subsidiary and the gain on forgiveness of long term debt in the nine months ended September 30, 2012 and loss from disposal of a subsidiary and provision of subscription receivable in the nine months ended September 30, 2013.

Liquidity and Capital Resources

Cash used in operating activities was $247,281 during the nine months ended September 30, 2013 as compared to cash provided by operating activities of $1,344,359 during the same period of 2012. Cash used in operating activities during the first nine months of 2013 mainly resulted from net loss of $1,404,034, added adjustments of non-cash expense item stock compensation $102,000, net increase in current liabilities (accrued liabilities and other payables) $310,275, netting off by net increase in current assets (other receivables, amounts due from a related party, purchase deposit and inventories) $280,941 and plus adjustments of loss on disposal of a subsidiary $382,217. Cash provided by operating activities during the same period of 2012 mainly resulted from net income attributable to the Company of $2,671,621, added adjustments of non-cash expense item stock compensation $455,133, decrease in current assets (other receivables, amounts due from related parties, purchase deposit, inventories and tax payables) $1,124,826, netting off by adjustments of gain on disposal of a subsidiary of $1,371,596 and gain on forgiveness of long-term debt of $1,566,323.

Cash flows provided by investing activities were $235,824 for the first nine months of 2013 as compared to $1,971,105 provided by the same period of 2012. Cash provided by investing activities during the nine month period of 2013 resulted from net cash inflow from disposal of a subsidiary of $3,226 and disposal for short-term investment of $230,984 and deposits of $1,614. Cash provided by investing activities during the same period of 2012 mainly resulted from net income attributable to the Company of $2,671,621, added adjustments of non-cash expense item stock compensation of $455,133, decrease in current assets (other receivables, amounts due from related parties, purchase deposit, inventories and tax payables) of $1,124,826, netting off by adjustments of gain on disposal of a subsidiary of $1,371,596 and gain on forgiveness of long-term debt of $1,566,323.

There was no cash flow provided by or used in financing activities in the first nine months of 2013 and the same period of 2012.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarterly report on Form 10-Q for the period ended September 30, 2013.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (v) to Consolidated Financial Statements for the periods ended September 30, 2013 and 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Item 1A.   Risk Factors.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2013, the Company issued 5,000,000 restricted shares of its common stock as staff bonus.

During the three months ended September 30, 2013, the Company issued 1,000,000 restricted shares of its common stock for consultant service.

The issuance of the shares above was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

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

CHINA TELETECH HOLDING, INC.

Date: November 26, 2013	By:	/s/ Yankuan Li
Yankuan Li
President and Chief Executive Officer (Principal Executive Officer)

Date: November 26, 2013	By:	/s/ Jane Yu
Jane Yu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

