Form 10-K
period 2013-12-31
China Teletech Holding Inc
filed 2014-04-21
CIK 1346287

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-130937

CHINA TELETECH HOLDING, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3565377
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2013: $615,152.

As of April 18, 2014, the registrant had 91,813,776 shares of its common stock outstanding.

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

On July 31, 2007, the Company also entered into a registration rights agreement with the Holders pursuant to which the Company agreed to include the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants in a pre-effective amendment to a registration statement that the Company have on file with the SEC. The Company intended to have the registration statement cover the resale of the Debenture, the Warrants, and the shares of common stock underlying the Debenture and Warrants.

On November 3, 2008, due to market conditions, the Company re-negotiated the terms of the Debentures and Warrants, and entered into a modification agreement (the "Amendment Agreement") with the Holders. Pursuant to the Amendment Agreement, the Company agreed to completely remove the monthly interest payment of the Debentures and Increase the annual interest rate to 18%. Therefore, as described in the Schedule A of the Amendment Agreement, the Company agreed to pay an aggregate of $2,151,110.85 and $1,485,714.10 to the Holders that are due on July 31, 2009 and February 21, 2010, respectively. The Company acknowledged that the conversion price of the Debentures on the conversion date shall be equal to the lesser of (a) $0.015 (subject to adjustment), and (b) 80% of the lowest closing bid price during the 20 Trading Days immediately prior to the applicable conversion date (subject to adjustment).

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

On November 28, 2011, the Company and the Holders entered into a Settlement and Amendment Agreement. As partial consideration for the agreements of the Holders, upon execution of the Agreement, the Company shall pay the Holders, in the aggregate, the sum of $50,000. Within 20 business days of the execution of the Agreement, the Company shall pay the Holders, in the aggregate, the additional sum of $105,000, including $5,000 for the Holder's legal fees and expenses as described in Section 10(d) herein. Promptly following the payment of an aggregate of $155,000 by the Company, the Holders agreed to surrender their respective Warrants and Restricted Shares to the Company's counsel for cancellation. Following the payment of an aggregate of $155,000 by the Company, the Holders should promptly file a satisfaction of judgment with the Supreme Court of the State of New York, New York County.

The Company paid $155,000 to the Holder and the satisfaction of judgment was filed on January 17, 2012 with the Supreme Court of the State of New York, New York County.

The amendments to the original debenture agreement are as follows:

(a)	The date included in the definition of "Maturity Date" in the second paragraph of the Debentures is hereby amended to read: November 23, 2013.

(b)	Section 4(b) of the Debentures is hereby amended to read as follows: "Conversion Price." The conversion price in effect on any Conversion Date shall be equal to the lesser of (i) $.10 (the "Set Price") and (ii) 90% of the average of the VWAPs for the 5 Trading Days immediately prior to the applicable Conversion Date (such lower price, as subject to adjustment herein, the "Conversion Price").

(c)	For purposes of Sections 5(a), 5(b), 5(c) and 5(d) of the Debentures, the term "Conversion Price" shall be deemed to be the "Set Price".

(d)	Reduction in Principal Amount of Debentures. Subject to the terms and conditions hereunder, the Holders and the Company hereby agree that the principal amount outstanding under the Debentures shall be reduced to, in the aggregate, $1,300,000.

(e)	Daily Trading Volume of the Conversion Shares. On any given Trading Day, the Holder agreed not to sell in open market transactions more than such number of Conversion Shares equal to the greater of (i) 20% of the trading volume on that day, or (ii) 20% of the daily average trading volume over the prior 5 trading days, however, provided that, in either case, the minimum daily trading volume shall be no less than 500,000 shares, subject to adjustment for reverse and forward stock splits and the like.

(f)	Mandatory Conversion. The Company should have the right to force the Holders to convert the Debenture into Common Stock at such time that the VWAP of the Company's Common Stock is no less than $1.00 per share (subject to adjustment for reverse and forward stock splits and the like) for a period of ten (10) consecutive trading days (the "Mandatory Conversion"); provided, however, during such 10 consecutive trading day period, the Equity Conditions (as defined in the original Debentures (prior to the Amended and Restated Debentures) have been met by the Company Holders may deliver to the Company at its executive office, or to the Company's transfer agent, as applicable, the Amended and Restated Debenture (as defined in Section 9(c)) so converted. As promptly as practicable thereafter, the Company should issue, or cause its transfer agent to issue and deliver to such holder a certificate or certificates for the number of shares of Common Stock to which such holder is entitled.

In additional to the amendment to the Debenture, the Company also agreed to become current with all obligations under the Exchange Act, and shall, at all times thereafter, remain current in accordance with the rules and regulations of the Commission and its obligations under the Exchange Act. On or before the earlier of (i) December 15, 2011 or (ii) the 30th calendar day following the date the Company becomes current in its filing obligations under the Exchange Act, the Company shall hire an investor relations firm, specializing in small-cap and micro-cap public companies, with a term of engagement of not less than 12 months. On or before January 31, 2012 (subject to SEC or any other regulatory approval), the Company should have consummated a merger transaction (the "Merger") whereby the business of target is acquired by the Company. In addition, as a part of the Merger, the target and its direct and indirect subsidiaries, if any, should deliver each Holder a guarantee and should comply with all terms and conditions of certain Security Agreement, including, without limitation, the granting of a first priority lien in their respective assets to the Holders.

Upon compliance with the terms, conditions, and covenants in the Settlement and Amendment Agreement, the Holders agreed to promptly file a satisfaction of judgment with the Supreme Court of the State of New York.  Such filing was expressly conditioned upon the Company's performance of such terms, conditions, and covenants.  There should be no settlement of the litigation until such time as the Company complied with all of the terms, conditions, and covenants of the Settlement and Amendment Agreement.

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

CTL is a British Virgin Islands Company, incorporated on January 30, 2008 under the British Virgin Islands Business Act 2004.  Its primary business operations were concluded through two wholly owned subsidiaries located in China, namely, (a) Shenzhen Rongxin Investment Co., Ltd. ("Shenzhen Rongxin") and (b) Guangzhou Rongxin Science and Technology Limited ("Guangzhou Rongxin").

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

In connection with the share exchange, Yankuan Li resigned as our Chief Financial Officer, Secretary and Chairman of the Board of Directors, effective as of March 30, 2012. Also effective upon closing of the share exchange, Dong Liu, Yuan Zhao, Yau Kwong Lee and Kwok Ming Wai Andrew were appointed as our directors. Ms. Yankuan Li remained President, Chief Executive Officer and a member of the board of directors of the Company. As of result of the merger, the Company believed that it could enjoy a greater management and capital resources and have a greater network and business opportunities. The Company expected to be able to expand its telecommunications business in Guangzhou and Shenzhen cities in China.

Sale of the Company's Wholly-Owned Subsidiary, Guangzhou Global Telecommunication Company Limited

On June 30, 2012, we entered into a Sales and Purchase Agreement with Mr. Zhu Sui Hui ("Mr. Hui ") pursuant to which we sold all the capital stock of Guangzhou Global Telecommunication Company Limited ("GGT"), our wholly-owned subsidiary, to Mr. Hui for RMB 5,000, or approximately $800. Both parties agreed unconditionally to waive the current accounts payable or receivable balances between the Company (and its subsidiaries) and Guangzhou Global Telecommunication Company Limited. GGT was engaged in the trading and distribution of cellular phones and accessories, prepaid calling cards, and rechargeable store-value cards.

Subsidiaries

We currently operate our business through our subsidiary Guangzhou Rongxin Technology Co., Ltd.(“Guangzhou Rongxin”) in China:

Guangzhou Rongxin Technology Co., Ltd.

Guangzhou Rongxin is located at Renwoxing Center, 139 Ying Yuan Road, Yue Xiu District, Guangzhou, China.  It is principally engaged in the trading and distribution of rechargeable phone cards in Guangzhou City, China. As of the date of this Annual Report, Guangzhou Rongxin is in the process of voluntary dissolution.

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

As a result of the merger with CTL, we have management with more experience, capital resources and a greater network that facilitates more business opportunities.  This enables the Company to further expand its Air-Refill Platform business from Guangdong provinces to other provinces of China.  As of the date of this Annual Report, we have launched our business in Beijing, and we plan to expand the business to other major cities in China such as Zhuhai, Wuhan, Zhengzhou, Shanghai. We will also identify and acquire several investment projects of high technology and telecommunications in China for our corporation growth in future.

Distributions

We currently serve as a distributor of pre-paid phone calling cards, mobiles and integrated mobile handsets and related communication equipment and a provider of mobile value-added services in Guangzhou City of China.

Guangzhou Rongxin has an established distribution network with mobile phone distributors, wholesalers and retail outlets in Guangzhou city.  We anticipate that on-line sales from our Air-Refill Platform will become the significant sales channel of our rechargeable phone cards businesses in future.  We expect Guangzhou Rongxin will develop other value-added services through the Air-Refill Platform in the future.

Revenue Sources

As of December 31, 2013, our revenue soley came from our only operating subsidiary Guangzhou Rongxin.

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

The Company’s major competitors are Shenzhen Yuelong Electronic Technology Co., Ltd. and SinoCom Software Group Limited.

Intellectual Property

We do not own any intellectual property.

Government Approval and Regulation

We do not need government approval for our principal products or services.

Employees

As of April 15, 2014, we have 17 full-time employees.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Guangzhou Rongxin is located at Unit 303F, Zhongyi Building, Jiefang Road Central, Guangzhou, China.  Guangzhou Rongxin pays office rentals of USD7,475 in 2013. The lease term is from May 20, 2013 to May 19, 2014 and monthly rental is approximately USD$ 623 (RMB3,800).

GGT is located at Room 904, lobby-C, Shengyueju, No.149, Fengyuan Road. Liwan District Guangzhou, China. The lease term is from June 2012 to June 2014 free of any rental charges.

LASER is located at East 3rd floor, Building M7, No.1, Jiuxianqiao East Road, Chaoyang District, Beijing, China. The lease term is from June 5, 2014 to June 4, 2018. The rate is RMB 300,000 per year.

Item 3. Legal Proceedings.

We have not been involved in any material legal proceedings, other than the ordinary litigation incidental to our business.

There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder of more than five percent of our voting securities, is an adverse party or has a material interest adverse to our interest.

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

	High	Low
Fiscal Year 2012
First quarter ended March 31, 2012	$0.15	$0.01
Second quarter ended June 30, 2012	$0.15	$0.02
Third quarter ended September 30, 2012	$0.08	$0.02
Fourth quarter ended December 31, 2012	$0.08	$0.005
Fiscal Year 2013
First quarter ended March 31, 2013	$0.01	$0.47
Second quarter ended June 30, 20113	$0.01	$0.07
Third quarter ended September 30, 2013	$0.01	$0.06
Fourth quarter ended December 31, 2013	$0.01	$0.02

Approximate Number of Equity Security Holders

As of April 15 , 2014 there were approximately 70 stockholders of record.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years December 31, 2013 and 2012 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2012. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

In March 2014, the Company signed the agreement with Beijing Toplaser Technology, Ltd. (LASER). The Company issued 10,000,000 shares of common stock to acquire 100% equity of LASER. After the acquisition, LASER will be the Company’s subsidiary and such acquisition is subject to the Company’s due diligence in the meantime.

Going Concern

The yearly consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2013, the Company has an accumulated loss of $6,388,100 due to the fact that the Company incurred losses over the past several years. It affected the Company's ability to pay PRC government tax and Debentures.

However, as the Company fulfilled the required obligations of a settlement agreement dated November 28, 2011 with holders of the Convertible Debenture, the principle amount was reduced from $2,866,323 to $1,300,000 and it became a non-current liability. In addition, the Company disposed of subsidiaries, GGT and Shenzhen Rongxin on June 30 and September 30, 2012 respectively.

Results of Operations

Results of Operation for the year ended December 31, 2013 compared with the year ended December 31, 2012

Total Revenue

During the year ended December 31, 2013, we generated $30,879,609 in revenue, as compared to $26,620,278 for the year ended December 31, 2012, representing an increase of $4,259,331 or approximately 16.0%. The higher sales amount for the year ended December 31, 2013 was mainly because a major supplier of store-value cards temporarily ceased its business with us in the first quarter of 2012 for its internal system upgrade in order to serve a greater customer base from the Guangzhou City extended to the Guangdong Province.   The supplier re-started its business with us in 2013 and our sales increase for the year ended December 31, 2013.

Gross Profit

The gross profit was $462,538 for the year ended December 31, 2013, as compared to $731,071 for the year ended December 31, 2012, representing $268,533, or 36.7% decrease. The gross profit margin decreased from 2.75% to 1.50%. The decrease in gross profits margin was mainly due to the higher increase of cost of sales than the increase of revenue.

Special gains

In the year of 2012, there were a gain on forgiveness of long term debt $1,566,323 and a gain from disposal of subsidiaries -GGT and Shenzhen Rongxin of amount $466,555.

Expenses

Our general and administrative expenses ("G&A expenses") were $1,213,632 during the year ended December 31, 2013, as compared to $1,273,089 during the year ended December 31, 2012, representing an decrease of $59,457, or 4.7%. The decrease in G&A expenses was mainly due to the decrease of stock compensation.

Net Income

Net loss of $1,498,888 was recorded during the year ended December 31, 2013 as compared to net income of $1,540,625 during the year ended December 31, 2012. The decrease was mainly due to the gain from disposal of a subsidiary and the gain on forgiveness of long term debt in nine months ended September 30, 2012 and loss from disposal of a subsidiary and provision of subscription receivable for the year ended December 31, 2013.

Liquidity and Capital Resources

Cash used in operating activities was $914,788 during the year ended December 31, 2013, as compared to cash provided by operating activities was 982,160 during the year ended December 31, 2012. Cash used in operating activities for the year ended December 31, 2013 was mainly resulted from net loss attributable to the Company $1,342,090, added adjustments of non-cash expense item stock compensation $102,000, net decrease in current liabilities (accrued liabilities and other payables) $563,568, netting off by net decrease in current assets (other receivables, amounts due from a related party, purchase deposit and inventories) $648,041 and plus adjustments of loss on disposal of a subsidiary $52,292 and loss on stock issuance $800,000. Cash provided by operating activities during year 2012 was mainly resulted from net income attributable to the Company $1,502,169, added adjustments of non-cash expense item stock compensation $529,789, decrease in current assets (other receivables, amounts due from related parties, purchase deposit, inventories and tax payables) $1,096,350, netting off by adjustments of gain on disposal of a subsidiary $466,555 and gain on forgiveness of long-term debt $1,566,323.

Cash flows provided by investing activities were $233,267 for the year ended December 31, 2013, as compared to $419,340 provided by the year 2012. Cash provided by investing activities during the year 2013 was resulted from net cash inflow from sales of short-term investment 230,984.  Cash provided by investing activities during the year 2012 was resulted from net cash inflow from purchase of a subsidiary in the merger $1,783,812 and disposal for short-term investment $201,229, netting off by payments for deposits $17,569 and cash outflow of disposal of subsidiaries $1,548,132.

Cash used in financing activities was $613,867 for the fiscal year ended December 31, 2013 as compared to cash flows used in financing activities was $193,949 for the fiscal year ended December 31, 2012.  Cash used in financing activities in the year 2013 was resulted from a short term loan granted to Ms. Yankuan Li, our President and CEO, and dividends paid to minority interests of subsidiaries. Cash used in financing activities in the year 2012 was resulted from dividends paid to minority interests of subsidiaries.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-K for the year ended December 31, 2013. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (v) to Consolidated Financial Statements for the years ended December 31, 2013 and 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

China Teletech Holding, Inc.

Audited Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in US Dollars)

China Teletech Holding, Inc.

12

Board of Directors and Stockholders

China Teletech Holding, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Teletech Holding, Inc as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Teletech Holding, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California	WWC, P.C.
March 27, 2014	Certified Public Accountants

China Teletech Holding, Inc.

Consolidated Balance Sheets

As of December 31, 2013 and 2012

(Stated in US Dollars)

		12/31/2013	12/31/2012
	Note
ASSETS

Current Assets
Cash and cash equivalents		$517	$1,270,035
Short-term investment		-	395,813
Other receivables	4	606,970	6,122
Due from related parties	5	468,488	216,167
Prepaid expenses		-	92,264
Inventories		-	101,363
Total Current Assets		1,075,975	2,081,764

Non-Current Assets
Other non-current assets		77,999	79,873
Total Non-Current Assets		77,999	79,873

TOTAL ASSETS		$1,153,974	$2,161,637

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Taxes payable	6	$-	$248,511
Due to related parties	5	234,711	357,031
Accrued liabilities and other payables		58,450	58,620
Convertible debenture - current portion	7	1,300,000	-
Total Current Liabilities		1,593,161	664,162

Non-Current Liabilities
Convertible debenture –non-current portion	7	-	1,300,000
Total Non-Current Liabilities		-	1,300,000

TOTAL LIABILITIES		$1,593,161	$1,964,162

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Balance Sheets

As of December 31, 2013 and 2012

(Stated in US Dollars)

		12/31/2013	12/31/2012
STOCKHOLDERS' EQUITY
Common stock US$0.01 par value; 1,000,000,000 authorized, 97,813,776 and 62,813,776 shares issued and outstanding at December 31, 2013 and 2012, respectively.	8	$978,138	$628,138
Additional Paid in capital		5,835,805	4,820,347
Accumulated Other Comprehensive Loss		(401,572)	(343,198)
Retained Deficit		(6,851,558)	(5,046,010)
Non controlling interest		-	138,198
TOTAL STOCKHOLDERS' EQUITY		$(439,187)	$197,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,153,974	$2,161,637

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Income

For The Years Ended December 31, 2013 and 2012

(Stated in US Dollars)

	Note
		12/31/2013	12/31/2012
Sales		$30,879,609	$26,620,278
Cost of sales		30,417,071	25,889,207
Gross profit		462,538	731,071

Operating expenses		-	4,646
Administrative and general expenses		1,677,090	1,273,089
Total operating expense		1,677,090	1,277,735

Income (Loss) from Operations		(1,214,552)	(546,664)

Gain on disposal of a subsidiary		52,292	466,555
Other income		-	152,293
Interest income		14	65
Other expenses	10	(800,000)	(533)
Interest expense		(16)	(327)
Income before taxation		(1,962,262)	71,389
Income tax		84	17,847
Net Income (Loss)		$(1,962,346)	$53,542
Extra-Ordinary Gain on Forgiveness of Debt, Net of Tax	7	-	1,487,083
Net Earnings After Tax		(1,962,346)	1,540,625

Other comprehensive income:
Foreign currency translation change		(58,374)	(375,429)
Comprehensive income (loss):		(2,020,720)	1,165,196

Net income attributable to:
- Non controlling interest		$(156,798)	$38,456
-the Company		(1,805,548)	1,502,169
		$(1,962,346)	$1,540,625

Earnings (Loss) Per Share
Basic		$(0.02)	$0.02
Diluted		$(0.02)	$0.02

Weighted Average Shares Outstanding
-Basic (adjusted for 1 for 10 reverse stock split)		97,813,776	72,571,557
-Diluted (adjusted for 1 for 10 reverse stock split)		97,813,776	72,571,557

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

As of December 31 2013 and 2012

(Stated in US Dollars)

				Accumulated
			Additional	Other		Non-
	Total Number	Common	Paid in	Comprehensive	Retained	Controlling
	of Shares	Stock	Capital	Income (Loss)	Deficit	Interest	Total
Balance, January 1, 2012	185,283,627	$1,852,836	$1,684,019	$32,231	$(6,548,179)	$293,691	(2,685,402)
Reserve common stock split – 1 for 10	(166,754,990)	(1,667,550)	1,667,550	-	-	-	-
Value of stock to acquire China Teletech Limited	40,000,000	400,000	1,014,545	-	-	-	1,414,545
Issuance of share based compensation	7,555,577	75,556	454,233	-	-	-	529,789
Cancellation of shares issued	(3,270,438)	(32,704)	-	-	-	-	(32,704)
Net Income	-	-	-	-	1,502,169	-	1,502,169
Dividends paid to minority interest	-	-	-	-	-	(193,949)	(193,949)
Non controlling interest	-	-	-	-	-	38,456	38,456
Foreign Currency Translation	-	-	-	(375,429)	-	-	(375,429)
Balance at December 31, 2012	62,813,776	$628,138	$4,820,347	$(343,198)	$(5,046,010)	$138,198	$197,475

Balance, January 1, 2013	62,813,776	$628,138	$4,820,347	$(343,198)	$(5,046,010)	$138,198	$197,475
Issuance of common stock	28,000,000	280,000	520,000	-	-	-	800,000
Issuance of share based compensation	7,000,000	70,000	32,000	-	-	-	102,000
Additional paid in capital			463,458	-	-	-	463,458
Net Loss	-	-	-	-	(1,805,548)	-	(1,805,548)
Dividends paid to non controlling interest	-	-	-	-	-	(150,409)	(150,409)
Non controlling interest	-	-	-	-	-	(156,798)	(156,798)
Disposal of subsidiaries	-	-	-	-	-	169,009	169,009
Foreign Currency Translation	-	-	-	(58,374)	-	-	(58,374)
Balance at December 31, 2013	97,813,776	$978,138	$5,835,805	$(401,572)	$(6,851,558)	$-	$(439,187)

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31 2013 and 2012

(Stated in US Dollars)

	12/31/2013	12/31/2012
Cash flow from operating activities
Net Income (Loss)	$(1,805,548)	$1,502,169

Non-controlling interest	(156,798)	38,456
Ordinary gain on bargain	-	(119,022)
Gain on disposal of subsidiary – Guangzhou Rongxin	(275,102)	-
Gain on disposal of subsidiary – China Teletech Limited	(134,416)	-
Loss on disposal of subsidiary – Guangzhou Renwoxing Telecom Co., Limited	357,226	-
Gain on disposal of subsidiary – GGT	-	(1,371,596)
Loss on disposal of subsidiary- Shenzhen Rongxin	-	905,041
Gain on forgiveness of long term debt	-	(1,566,323)
Stock compensation	102,000	529,789
Loss on stock issuance	800,000	-
Gain on stock cancellation	-	(32,704)
Loss on disposal of property, plant and equipment	-	-
Decrease/(Increase) in other receivables	(288,306)	197,431
Decrease/(Increase) in amount due from related parties	(908,904)	47,282
Decrease/(Increase) in prepaid expenses	85,711	43,655
Decrease/(Increase) in purchase deposit	(258)	158,649
Decrease/(Increase) in inventories	101,363	405,204
Increase/(Decrease) in tax payables	(125,841)	101,957
Increase/(Decrease) in accrued liabilities and other payables	14,721	133,416
Increase/(Decrease) in amount due to related parties	260,075	-
Increase/(decrease) in VAT payable	132,373	8,756

Net cash provided by(used in) operating activities	(1,841,704)	982,160

Cash flows from investing activities
Net cash inflow from purchase of a subsidiary	-	1,783,812
Net cash inflow from disposal of a subsidiary - Guangzhou Renwoxing Telecom Co., Limited	3,227	-
Net cash outflow from disposal of a subsidiary - Guangzhou Rongxin	(2,797)	-
Net cash outflow from disposal of a subsidiary – China Teletech Limited	(20)	-
Net cash inflow from disposal of a subsidiary- GGT	-	569
Net cash outflow from disposal of a subsidiary - Shenzhen Rongxin	-	(1,548,701)
Sale of equipment	-	-
Payments for deposits	1,873	(17,569)
Sales of short-term investment	230,984	201,229

Net cash provided by (used in) investing activities	$233,267	$419,340

Cash flows from financing activities
Inflows of additional paid in capital	463,458
Dividend paid to non-controlling interests of subsidiaries	(150,409)	(193,949)

Net cash provided by (used in) financing activities	313,049	(193,949)

Net Increase(Decrease) in Cash & Cash Equivalents	(1,295,388)	1,207,551

Effect of Currency Translation	25,870	(6,786)

Cash & Cash Equivalents at Beginning of Year	1,270,035	69,270

Cash & Cash Equivalents at End of Year	$517	$1,270,035

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012

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

On March 30, 2012, the Company completed a share exchange transaction with China Teletech Limited, a British Virgin Islands corporation (“CTL”), by entering into a share exchange agreement (the “Agreement”) with CTL and the former shareholders of CTL. Pursuant to the Agreement, the Company acquired all the outstanding capital stock of CTL from the former shareholders of CTL in exchange for the issuance of 40,000,000 shares of our common stock (the “Share Exchange”). The shares issued to the former shareholders of CTL constituted approximately 68.34% of the Company’s issued and outstanding shares of common stock as of and immediately after the commutation of the Share Exchange. As a result of the Share Exchange, CTL became the Company’s wholly owned subsidiary and Mr. Dong Liu and Mr. Yuan Zhao, the former shareholders of CTL, became our principal shareholders.

In connection with the share exchange agreement, Miss. Yankuan Li resigned as the Company’s Chairman, but remained as a member of the Board of Directors of the Company.  Mr. Dong Liu was appointed as the Company’s Chairman Mr. Yuan Zhao, Mr. Yau Kwong Lee and Mr. Kwok Ming Wai Andrew were appointed as the Company’s members of the Board of Directors.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012

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

On January 24, 2013, Kwok Ming Wai Andrew notified the Company that he would resign from his position as Chief Financial Officer, Secretary, and as a member of the board of directors of the Company (the "Board"), effective February 1, 2013. On March 26, 2013, the Board unanimously appointed Jane Yu as Chief Financial Officer and Secretary of the Company, effective March 5, 2013.  Ms. Yu will hold office until the next annual general meeting of our shareholders or until removed from office in accordance with the Company's bylaws

The Company, through its subsidiaries, is principally engaged in the distribution and trading of rechargeable phone cards, cellular phones and accessories within cities in PRC. Customers of the Company include wholesalers, retailers, and final users.

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

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of December 31, 2013, detailed identities of the consolidating subsidiaries are as follows:-

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

As of December 31, 2013 and 2012

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

As of December 31, 2013 and 2012

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

Exchange Rates	12/31/2013	12/31/2012
Year end RMB : US$ exchange rate	6.1140	6.3161
Average year RMB : US$ exchange rate	6.1982	6.3198

Year end HKD : US$ exchange rate	7.7548	7.7519
Average year HKD : US$ exchange rate	7.7569	7.7575

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012

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

In respect of the Company’s subsidiaries domiciled and operated in China, the taxation of these entities are summarized below:

•	GRT and Guangzhou Rongxin are located in the PRC and GTHL and CTL are located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

Subsidiary	Country of Domicile	Income Tax Rate
GRT and Guangzhou Rongxin	PRC	25.0%
GTHL and CTL	British Virgin Islands	0.00%

•	Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise thereby eliminating any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

•	Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company shall not be subject to United States income tax for the year ended December 31, 2013 and 2012.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012

(p)	Statutory Reserve

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

As of December 31, 2013 and 2012, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

(s)	Other Comprehensive Income (Loss)

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

As of December 31, 2013 and 2012

Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three-month periods ended December 31, 2013 and 2012 included net income and foreign currency translation adjustments.

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

As of December 31, 2013 and 2012

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

As of December 31, 2013 and 2012

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

	As of 12/31/2013	As of 12/31/2012
Type of Account
Trade financing to business associates	$606,970	$6,122
Allowance for bad debt	-	-
Other receivable, net	606,970	6,122

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012

5.	DUE FROM/TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	As of 12/31/2013	As of 12/31/2012
Due from related parties	$468,488	$216,167
Due to related parties	(234,711)	(357,031)
Net due from (due to)	233,777	(140,864)

Amounts owing to the Company’s related parties are non-interest-bearing and payable on demand.

6.	TAXES Payable

Taxes payable consisted of the following as of December 31, 2013 and 2012:

	As of 12/31/2013	As of 12/31/2011

Value added tax payable	$-	$86
Corporate income tax payable	-	214,948
Business tax payable	-	33,475
Others	-	2
	$-	$248,511

7.	CONVERTIBLE BONDS AND BOND WARRANTS

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

The Debentures were subscribed at a price equal to 87.5% of their principal amount, which is the issue price of $3,428,571 less a 12.5% discount. The Debentures were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated July31, 2007 (the “Trust Deed”).

•	Interest Rate. The Debenture bears interest at the rate of 8% per annum of the principal amount of the Debentures.
•	Conversion. Each Debenture is convertible at the option of the holder at any time after July31, 2007 up to July31, 2009, into shares of our common stock at a fixed conversion price of $0.82 per share.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012

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

As of December 31, 2013 and 2012

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

(1)	Convertible Debenture (after two rounds)	$1,300,000
(2)	Discount	-
(3)	Warrant	-
(4)	Beneficial Conversion Feature	-

The Convertible Debentures Payable, net consisted of the following: -

	12/31/2013	12/31/2012

Convertible Debenture - Principal and interest
Balance as at beginning of period	$1,300,000	$2,866,323
Addition	-	-
Redemption	-	-
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Forgiveness of debt (as addressed above)	-	(1,566,323)
Balance as at end of year	$1,300,000	$1,300,000

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$1,300,000	$1,300,000

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012

The Convertible Debenture was classified as current and non-current as follows:

	12/31/2013	12/31/2012

Current portion	$1,300,000	$-
Non - current portion	-	1,300,000
	$1,300,000	$1,300,000

8.	SHAREHOLDERS’ EQUITY

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

Cancellation of shares issued

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012

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

As of December 31, 2013 the Company advanced to Ms. Li Yankuan an amount of $463,458 for a period of 6 months free of interest to finance her contribution of Additional paid-in Capital.

The salary paid to Ms. Li Yankuan, member of board of directors, for employee services is $ 112,130 for the year ended December 31 2013.

The salary paid to Mr. Zhao Yuan, member of board of directors, for employee services is $ 89,704 for the year ended December 31 2013.

The salary paid to Ms. Li Jiewen, daughter of Ms. Li Yankuan, for employee services and stock compensation is $ 16,617 and 36,000 respectively for the year ended December 31 2013.

The salary paid to Ms. Jane Yu, Chief Financial Officer and Secretary, for employee services is $ 19,361 for the year ended December 31 2013.

11.	DISPOSAL OF SUBSIDIARIES

On June 30, 2012, the Company’s subsidiary, Global Telecom Holdings Limited, entered into an agreement with an independent third party to dispose of its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited for a cash consideration of US$644.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012

On September 30, 2012, the Company’s subsidiary, China Teletech Limited, entered into an agreement with a related party – Mr. Liu Yong, brother of Mr. Liu Dong, to dispose of the variable interest entity Shenzhen Rongxin Investment Co., Ltd. for a cash consideration of US$1,579.

On June 30, 2013, the Company’s subsidiary, Global Telecom Holdings Limited, entered into an agreement with an independent third party to dispose of its 51% owned subsidiary Guangzhou Renwoxing Telecom Co., Limited for a cash consideration of US$3,232.

On December 30 2013, the Company deregistered of its subsidiary, Guangzhou Rongxin due to the loss operations.

On December 31 2013, the Company deregistered of its subsidiary, China Teletech Limited due to the loss operations.

12.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2013, the Company has an accumulated deficit of $6,851,557 due to the fact that the Company continued to incur losses over the past several years.

As a result, these consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

13.	SUBSEQUENT EVENTS

On December 31, 2013, the Company entered into a Letter Agreement with holders of its convertible debentures, warrants and restricted shares (the “Holders”) as the Holders have received no settlement payment from the Company. In lieu of the cash consideration of the settlement payment, the Company agrees to pay the Holders any amount of cash equal to $ 50,000 and 4,600,000 common shares, which shall be evidenced by a certificate bearing a customary securities act legend, in exchange for the cancellation of an aggregate amount of 1,300,000.

On January 6, 2014, the Company issues the 4,600,000 shares of the Company’s common stock to the Holders. On January 15, 2014, the sum of $50,000 was paid to the Holders.

The convertible bonds and bond warrants on Note 8 shall be deemed null and void and of no further force or effect upon satisfaction of the obligations of the Company under the Letter Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although our CFO is a part-time employee, and we do not have audit committee, our CFO has appropriate knowledge and experience. Our management have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2013, and based on this evaluation, our management concluded the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Issuance of Shares

The Company's common stock issued in 2013 were summarized as follows:

			Issue
			Value
		Number of	Per
Name of Shareholder	Date	Shares	Share	Reason for Issuance

Fuochun Fu	January 11, 2013	500,000	$0.03	Employee shares
Dang R Daher & Kerry L Daher JT Ten	January 11, 2013	50		Transfer from shares issued on 6/12/2007
Yi Deng	January 11, 2013	500,000	$0.03	Employee shares
Jiancheng Li	January 16, 2013	440,000	$0.06	Transfer from multiple shareholders
Fungching Wong	January 16, 2013	300,000	$0.06	Transfer from multiple shareholders
Appinero LLC	March 20, 2013	1,000,000	$0.001	Cancellation of debt
Chungling Au	March 20, 2013	5,000,000	$0.001	Cancellation of debt
IT Appraiser Corp.	March 20, 2013	6,000,000	$0.001	Purchase of debt
Surf Financial Group LLC	March 20, 2013	6,000,000	$0.001	Purchase of debt
Yankuan Li	March 27, 2013	10,000,000	$0.03	Employee shares
Chang Bin Che	September 18, 2013	1,000,000	$0.0128	Employee shares
Jiewen Li	September 18, 2013	3,000,000	$0.0128	Employee shares
Nan Ye	September 18, 2013	1,000,000	$0.0128	Employee shares
Wenwu Chen	September 18, 2013	1,000,000	$0.0128	Employee shares
Total		35,740,050

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their ages as of the date of this report are as follows:

Name	Age	Position	Position Since

Yankuan Li	54	President, Chief Executive Officer and Director	January 2007
Dong Liu	42	Chairman	March 2012
Yuan Zhao	32	Director	March 2012
Jane Yu	41	Chief Financial Officer and Secretary	March 2013

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2013 and 2012. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Yankuan Li CEO	2013	$29,500	81,900	0	0	0	0	0	$0
and Director	2012	$0	0	0	0	0	0	0	$0

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the ownership of our capital stock, as of April 21, 2014, for: by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 03/04, 16/F, Jinke Building, No.17-19, Guangwei Road, Guangzhou, China 510030.

Title of Class	Name and Address	Number of Common Shares Beneficially Owned		Percent of Class (1)
	Directors and Officers
Common Stock	Yankuan Li	12,796,021		11.7%
Common Stock	Yuan Zhao	20,943,100	(2)	21.41%
Common Stock	All directors and executive officers as a group (5 persons)	33,739,121		33.11%

	5% Holders
Common Stock	Chung-Ling Au Flat GF, Villa Vocha Tower B Happy Valley, Hong Kong	5,000,000		5.11%
Common Stock	IT Appraiser Corp 76 Dean Street Belize City Belize	6,000,000		6.13%
Common Stock	Surf Financial Group, LLP 5575 La Jolla Boulevard La Jolla, CA 92037	6,000,000		6.13%
Common Stock	Yau Kwong Lee	7,900,000		8.08%
Common Stock	Huijie Li	6,500,000		6.65%
Common Stock	Fung-Ching Wong	6,000,000		6.13%

*	less than 1%.
(1)	Based on 91,813,776 shares of common stock issued and outstanding as of April 12, 2013.
(2)	Including 843,100 shares held by his wife.
(3)	Ms. Yu shall receive 500,000 shares pursuant to the employment agreement with the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following table presents the balances the Company due to and from related parties.

	As of 12/31/2013	As of 12/31/2012
Due from related parties	$468,488	$216,167
Due to related parties	(234,711)	(357,031)
Net due from (due to)	233,777	(140,864)

Amounts owing to the Company’s related parties are non-interest-bearing and payable on demand or by June 30, 2014.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company's fiscal years ended December 31, 2013 and 2012, we were billed approximately $54,000 and $51,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For the Company's fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

CHINA TELETECH HOLDING, INC.

Date: April 21, 2014	By:	/s/ Yankuan Li
Yankuan Li
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 21, 2014	By:	/s/ Jane Yu
Jane Yu
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yankuan Li	President, Chief Executive Officer and Director
Yankuan Li	(Principal Executive Officer)	April 21, 2014

/s/ Dong Liu	Chairman
Dong Liu		April 21, 2014

/s/ Yuan Zhao	Director
Yuan Zhao		April 21, 2014

/s/ Yau Kwong Lee	Director
Yau Kwong Lee		April 21, 2014

/s/ Jane Yu	Chief Financial Officer and Secretary
Jane Yu	(Principal Financial and Accounting Officer)	April 21, 2014

