Form 10-Q
period 2014-03-31
China Teletech Holding Inc
filed 2014-05-20
CIK 1346287

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, there were 97,813,776 shares of common stock, $0.01 par value outstanding.

CHINA TELETECH HOLDINGS, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
March 31, 2014

China Teletech Holding, Inc.

Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

ASSETS		3/31/2014	12/31/2013
	Note	USD	USD
Current Assets
Cash and cash equivalents		$677	$517
Other receivable		606,855	606,970
Due from related parties		463,850	468,488
Total Current Assets		1,071,382	1,075,975

Non-Current Assets
Other asset deposit		77,999	77,999
Total Non-Current Assets		77,999	77,999

TOTAL ASSETS		$1,149,381	$1,153,974

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to shareholder		$278,745	$234,711
Accrued liabilities and other payable		35,450	58,450
Convertible debenture – current position		1,300,000	1,300,000
Total Current Liabilities		1,614,195	1,593,161

TOTAL LIABILITIES		$1,614,195	$1,593,161

STOCKHOLDERS’ EQUITY
Common stock US$0.01 par value; 1,000,000,000 authorized, 91,813,776 and 62,813,776 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively		$978,138	$978,138
Additional paid in capital		5,835,805	5,835,805
Other comprehensive capital		(417,131)	(401,572)
Retained Earnings		(6,861,626)	(6,851,558)

TOTAL STOCKHOLDERS’ EQUITY		(464,814)	(439,187)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		1,149,381	1,153,974

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Income

For the three-month periods ended March 31, 2014 and 2013

(Stated in US Dollars)

	3/31/2014	3/31/2013
	USD	USD
Sales	$-	$9,100,952
Cost of sales	-	8,879,086
Gross profit	-	221,866

Operating expenses
Administrative and general expenses	14,802	119,475
Total operating expense	14,802	119,475

Operating Income / (Loss)	(14,802)	102,391

Gain on forgiveness of long term debt	-	-
Other income	4,929	-
Interest income	-	2
Other Expenses	-	-
Interest expenses	(195)	-
Total other income / (expense)	4,734	2

Income/(Loss) before taxation	(10,068)	102,393
Income tax	-	(40,527)
Loss from Continuing Operations	(10,068)	61,866

Net Income (Loss)	$(10,068)	$61,866

Other comprehensive income:
Foreign currency translation change	-	8,334
Comprehensive income:	$-	$70,200

Attributable to:
-minority interest	$-	$18,160
-the Company	-	43,706
	$-	$61,866
Earnings Per Share
Basic	$-	$0.00
Diluted	$-	$0.00

Weighted Average Shares Outstanding
-Basic	-	66,375,574
-Diluted	-	66,375,574

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the three-month periods ended March 31, 2014 and the year ended December 31, 2013

(Stated in US Dollars)

				Foreign
	Total		Additional	Currency
	Number	Common	Paid in	Translation	Retained	Minority
	of Shares	Stock	Capital	Adjustment	Earnings	Interest	Total
Balance, January 1, 2013	62,813,776	628,138	4,820,347	(343,198)	(5,046,010)	138,198	197,475
Issuance of share	28,000,000	280,000	520,000	-	-	-	800,000
Issuance of share base compensation	7,000,000	70,000	32,000	-	-	-	102,000
Additional paid in capital	-	-	463,458	-	-	-	463,458
Net Income/Loss	-	-	-	-	(1,805,548)	-	(1,805,548)
Dividends paid to non-controlling shareholders	-	-	-	-	-	(150,409)	(150,409)
Non-controlling interest	-	-	-	-	-	(156,798)	(156,798)
Disposal od subsidiary	-	-	-	-	-	169,009	169,009
Foreign Currency Translation Adjustment	-	-	-	(58,374)	-	-	(58,374)
Balance at December 31, 2013	97,813,776	978,138	5,835,805	(401,572)	(6,851,558)	(0)	(439,187)

Balance, January 1, 2014	97,813,776	978,138	5,835,805	(401,572)	(6,851,558)	-	(439,187)
Net Income/loss	-	-	-	-	(10,068)	-	(10,068)
Dividends paid to non-controlling shareholders	-	-	-	-	-	-	-
Non-controlling interest	-	-	-	-	-	-	-
Foreign Currency Translation	-	-	-	(15,559)	-	-	(15,559)
Balance at March 31, 2014	97,813,776	978,138	5,835,805	(417,131)	(6,861,626)	-	(464,814)

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Cash Flows

For the three months periods ended March 31, 2014 and 2013

(Stated in US Dollars)

Cash flow from operating activities	3/31/2014	3/31/2013
Net Income (Loss)	(10,068)	$43,706
Minority interest		18,160
Ordinary gain on bargain		-
Gain on forgiveness of long term debt		-
Share compensation		30,000
Decrease (Increase) in other receivables	115	6,122
Decrease (Increase) in amount due from related parties	4,638	18,518
Decrease (Increase) in prepaid expenses		14,288
Decrease (Increase) in purchase deposit	-	-
Decrease (Increase) in inventories		1,866
Increase (Decrease) in tax payables		41,849
Increase (Decrease) in accrued liabilities and other payables	(23,000)	(5,796)
Increase (Decrease) in due to related parties	44,034	475
Cash provided by operating activities – continuing operations	15,719
Cash provided by operating activities – discontinued operations	-
Net cash provided by (used in) operating activities	15,719	169,188

Cash flows from investing activities
Net cash inflow from purchase of a subsidiary-China Teletech Limited		-
Payments for deposits		(8)
Disposal for short-term investment		(2,174)

Net cash provided by (used in) investing activities		(2,182)

Cash flows from financing activities
Net cash provided by (used in) financing activities	-	-

Net Increase (Decrease) in Cash & Cash Equivalents for the Year – continuing operations	15,719
Net Increase (Decrease) in Cash & Cash Equivalents for the Year – discontinued operations	-
Net decrease in cash and cash equivalents for the Year	15,719	167,006

Effect of Currency Translation – continuing operations	(15,559)
Effect of Currency Translation – discontinued operations	-
	(15,559)	8,334
Cash & Cash Equivalents at Beginning of Year – continuing operations	517
Cash & Cash Equivalents at Beginning of Year – discontinued operations	-
	517	1,270,035

Cash & Cash Equivalents at End of Year – continuing operations	677
Cash & Cash Equivalents at End of Year – discontinued operations	-
Cash & Cash Equivalents at End of Year	677	1,445,375

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013

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

On March 30, 2012, the Company completed a share exchange transaction with China Teletech Limited, a British Virgin Islands corporation (“CTL”), by entering into a share exchange agreement (the “Agreement”) with CTL and the former shareholders of CTL. Pursuant to the Agreement, the Company acquired all the outstanding capital stock of CTL from the former shareholders of CTL in exchange for the issuance of 40,000,000 shares of our common stock (the “Share Exchange”). The shares issued to the former shareholders of CTL constituted approximately 68.34% of the Company’s issued and outstanding shares of common stock as of and immediately after the consummation of the Share Exchange. As a result of the Share Exchange, CTL became the Company’s wholly owned subsidiary and Mr. Dong Liu and Mr. Yuan Zhao, the former shareholders of CTL, became our principal shareholders.

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

As of March 31, 2014 and December 31, 2013

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

On January 24, 2013, Kwok Ming Wai Andrew notified the Company that he would resign from his position as Chief Financial Officer, Secretary, and as a member of the board of directors of the Company (the "Board"), effective February 1, 2013. On March 26, 2013, the Board unanimously appointed Jane Yu as Chief Financial Officer and Secretary of the Company, effective March 5, 2013.  Ms. Yu will hold office until the next annual meeting of our shareholders or until removed from office in accordance with the Company's bylaws

The Company, through its subsidiaries, is principally engaged in the distribution and trading of rechargeable phone cards, cellular phones and accessories within cities in PRC. Customers of the Company include wholesalers, retailers, and final users.

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

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of March 31, 2014 detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

China Teletech Holding Ltd	BVI	100%	USD 978,137.76
China Teletech Limited	BVI	100%	USD 10
Global Telecom Holdings Limited BVI	BVI	100%	HKD 7,800

(c)	Economic and Political Risks

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

As of March 31, 2014 and December 31, 2013

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

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

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

(j)	Revenue of Sales

The Company’s cost of sales is comprised mainly of cost of goods sold.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013

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

Exchange Rates	3/31/2014	12/31/2013
Period end RMB : US$ exchange rate	6.1644	6.1140
Average period RMB : US$ exchange rate	6.1198	6.1982

Period end HKD : US$ exchange rate	7.7584	7.7548
Average period HKD : US$ exchange rate	7.7592	7.7569

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013

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

In respect of the Company’s subsidiaries domiciled and operated in China, the taxation of these entities are summarized below:

•	GRT and Guangzhou Rongxin are located in the PRC and GTHL and CTL are located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

Subsidiary	Country of Domicile	Income Tax Rate
CTHL and CTL and GTHL	British Virgin Islands	0.00%

•	Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise thereby eliminating any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

•	Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company shall not be subject to United States income tax for the quarter ended March 31, 2014 and for year ended December 31, 2013.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013

(p)	Statutory Reserve

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

As of March 31, 2014 and December 31, 2013, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three-month periods ended March 31, 2014 and 2013 included net income and foreign currency translation adjustments.

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

As of March 31, 2014 and December 31, 2013

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

As of March 31, 2014 and December 31, 2013

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

In February 2013, the FASB issued ASU No. 2013-03, “Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities” (“ASU 2013-03”). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Other receivables as of December 31, 2013 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013

	As of 3/31/2014	As of 12/31/2013
Type of Account
Trade financing to business associates	$606,855	$606,970
Allowance for bad debt	-	-
Other receivable, net	606,855	606,970

5.	DUE FROM/TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	As of 3/31/2014	As of 12/31/2013
Due from related parties	$463,850	$468,488
Due to shareholder	(278,745)	(234,711)
Net due from (due to)	185,105	233,777

Amounts owing to the Company’s related parties are non-interest-bearing and payable on demand.

6.	CONVERTIBLE BONDS AND BOND WARRANTS

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

As of March 31, 2014 and December 31, 2013

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

As of March 31, 2014 and December 31, 2013

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

(1)	Convertible Debenture (after two rounds)	$ 1,300,000
(2)	Discount	-
(3)	Warrant	-
(4)	Beneficial Conversion Feature	-

The Convertible Debentures Payable, net consisted of the following: -

	3/31/2014	12/31/2013
Convertible Debenture - Principal and interest
Balance as at beginning of period	$1,300,000	$1,300,000
Addition	-	-
Redemption	-	-
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Forgiveness of debt (as addressed above)	-	-
Balance as at end of period and year	$1,300,000	$1,300,000

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$1,300,000	$1,300,000

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013

The Convertible Debenture was classified as current as follows:

	3/31/2014	12/31/2013

Current portion	$1,300,000	$1,300,000
	$1,300,000	$1,300,000

7.	SHAREHOLDERS’ EQUITY

Common stock

The Company is authorized by its Memorandum of Association (i.e. equivalent to Articles of Incorporation) to issue a total of 1,000,000,000 shares at a par value of US$0.01 of which 97,813,776 and 62,813,776 shares have been issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.

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

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013

Cancellation of shares issued

On September 4, 2012, holders of its convertible debentures, warrants and restricted shares surrendered 3,270,438 restricted shares of the Company.

8.	SUBSCRIPTION RECEIVABLE AND OTHER EXPENSES

The Company issued 1,000,000 shares, 5,000,000 shares, 6,000,000 shares and 6,000,000 shares of common stock to Appinero LLC, Chunling Au, IT Appraiser Corp. and for these Surf Financial Group LLC in March 2013 respectively for the cancellation and purchase of debt. Since the Company hasn't received payment for these issuances, the Company recorded them as subscription receivables. The Company authorized Mr. Hinman Au to collect the subscription receivable and he signed the Letter of Commitment to the Company to guarantee the collection. In the third quarter of 2013, due to the long aging of the subscription receivable, Ms. Li Yankuan, tried several times to get payment from Mr. Himnan Au but failed. As of March 31, 2014, the Company undertook an impairment test for subscription receivable and recorded impairment of subscription receivable of $800,000 and recorded such transaction as “Other Expenses” in the Income Statement. The Company will keep pursuing collection of the subscription receivable from Mr. Hinman Au and expects that legal action will be taken if Mr. Hinman Au still does not settle the payment in the fourth quarter of 2013.

9.	RELATED PARTY TRANSACTION

In addition to the transactions and balances disclosed elsewhere in these financial statements, the Company entered into the following material related party transactions.

As of December 31, 2013, the Company advanced to Ms. Li Yankuan an amount of $463,458 for a period of 6 months free of interest to finance her contribution of Additional paid-in Capital. This amount of $463,458 has since been repaid before March 31, 2014.

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

The salary paid to Ms. Jane Yu, Chief Financial Officer and Secretary, for employee services is $ 19,361 for the year ended December 31 2013.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014 and December 31, 2013

10.	DISPOSAL OF SUBSIDIARIES

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

On December 30 2013, the Company deregistered its subsidiary, Guangzhou Rongxin due to the loss operations.

On December 31 2013, the Company deregistered its subsidiary, China Teletech Limited due to the loss operations.

11.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2014, the Company has an accumulated deficit of $6,861,626 due to the fact that the Company continued to incur losses over the past several years.

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

As of March 31, 2014 and December 31, 2013

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2014 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We signed draft agreement with Beijing Toplaser Technology, Ltd. in April 2014. Pursuant to this agreement, we will issue 20 million shares of common stock to acquire 100% of the outstanding shares of Beijing Toplaser Technology, Ltd. Now, the audit for the year ended December 31, 2013 and six months ended June 30. 2014 of Beijing Toplaser Technology, Ltd. is in progress.

Going Concern

The quarterly (unaudited) consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2014, the Company has an accumulated deficit of $$6,861,626 due to the fact that the Company incurred losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

However, as the Company fulfilled the required obligations of a settlement agreement dated November 28, 2011 with holders of the Convertible Debenture, the principle amount was reduced from $2,866,323 to $1,300,000 and it became a non-current liability. In addition, the Company disposed of subsidiaries, GGT and Shenzhen Rongxin on June 30 and September 30, 2012 respectively.

Results of Operations

Results of Operation for the three months ended March 31, 2014 compared with three months ended March 31, 2013

Total Revenue

During the three months ended March 31, 2014, we revenue is Nil as compared to $9,100,952 during the same period in 2013, representing an decrease of $9,100,952. The decrease of revenue during the three months ended March 31, 2014, was mainly due to the disposal of all operating subsidiaries.

Gross Profit

The gross profit was Nil for the three months ended March 31, 2014 as compared to $221,866 during the same period of 2013, representing $221,866 decrease.  The movement in gross profit was mainly due to the decrease in revenue as explained above.

Expenses

Our general and administrative expenses (“G&A expenses”) were $14,802 during the three months ended March 31, 2014 as compared to $119,475 during the three months ended March 31, 2013, representing an decrease in amount of $104,673 or 87.6%.

Net Income

Net loss of $10,068 was recorded during the three months ended March 31, 2014 as compared to a net income of $61,866 during the three months ended March 31, 2013.  The decrease was mainly due to disposal of all operating subsidiaries at the end of year 2013.

Liquidity and Capital Resources

Cash provided by operating activities was $15,719 during the three months ended March 31, 2014 as compared to cash provided by operating activities was $169,188 during the same period of 2013.  Cash provided by operating activities during the first three months of 2014 was mainly resulted from net loss of $10,068, added adjustments of net decrease in current assets (other receivables, amounts due from a related party, purchase deposit, inventories) $19,038 and net increase in current liabilities (accrued liabilities and other payables and tax payables) $21,034.  Cash provided by operating activities during the first three months of 2013 was mainly resulted from net profit of $43,706, added adjustments of non-controlling interest $18,160, net decrease in current assets (other receivables, amounts due from a related party, purchase deposit, inventories) $40,794, net increase in current liabilities (accrued liabilities and other payables and tax payables) $36,528 and share compensation $30,000.

Cash flows used in investing activities were Nil for the first three months of 2014 as compared to $2,182 provided by the same period of 2013.  Cash used in investing activities during the three months period of 2013 was resulted from disposal for short-term investment $2,174 and payments for deposits $8.

There was no cash flow provided by or used in financing activities in the first three months of 2014 and the same period of 2013.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the period ended March 31, 2014.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (v) to Consolidated Financial Statements for the periods ended March 31, 2014 and 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

CHINA TELETECH HOLDING, INC.

Date: May 20, 2014	By:	/s/ Yankuan Li
Yankuan Li
President and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2014	By:	/s/ Jane Yu
Jane Yu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

