Form 10-Q
period 2014-06-30
China Teletech Holding Inc
filed 2014-08-14
CIK 1346287

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, there were 97,813,776 shares of common stock, $0.01 par value outstanding.

China Teletech Holding, Inc.

Consolidated Financial Statements

June 30, 2014 and December 31, 2013

(Stated in US Dollars)

China Teletech Holding, Inc.

China Teletech Holding, Inc.

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

		6/30/2014 (Unaudit)	12/31/2013 (Audited)
	Note
ASSETS

Current Assets
Cash and cash equivalents		$224	$517
Other receivables	4	607,062	606,970
Due from related parties	5	139,071	468,488
Total Current Assets		746,357	1,075,975

Non-Current Assets
Other non-current assets		77,999	77,999
Total Non-Current Assets		77,999	77,999

TOTAL ASSETS		$824,356	$1,153,974

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related parties	5	-	234,711
Accrued liabilities and other payables		23,450	58,450
Convertible debenture - current portion	6	-	1,300,000
Total Current Liabilities		23,450	1,593,161

TOTAL LIABILITIES		$23,450	$1,593,161

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

	6/30/2014 (Unaudit)	12/31/2013 (Audited)
STOCKHOLDERS' EQUITY
Common stock US$0.01 par value; 1,000,000,000 authorized, 105,213,776 and 97,813,776 shares issued and outstanding at June 30, 2014 and December 31 2013, respectively.	$1,052,138	$978,138
Additional Paid in capital	5,838,764	5,835,805
Other Comprehensive Loss	(402,380)	(401,572)
Accumulated Deficit	(5,687,616)	(6,851,558)
TOTAL STOCKHOLDERS' EQUITY	$800,906	$(439,187)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$824,356	$1,153,974

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Income

For the six month period ended June 30, 2014 and 2013

(Stated in US Dollars)

	Note
		6/30/2014	6/30/2013
Sales		$-	$19,072,469
Cost of sales		-	(18,664,594)
Gross profit		-	407,875

Operating expenses
Administrative and general expenses		38,102	643,619
Total operating expense		38,102	643,619

Income (Loss) from Operations		(38,102)	(235,744)

Loss on disposal of a subsidiary		-	(382,217)
Interest income		-	9
Interest expense		(116)	-
Gain on Cancellation of Debt, Net of Tax		1,202,160	-
Income before taxation		1,163,942	(617,952)
Income tax		-	(46,058)
Net Income (Loss)		$1,163,942	$(664,010)
Net Earnings After Tax		1,163,942	(664,010)

Other comprehensive income:
Foreign currency translation change		(808)	22,298
Comprehensive income (loss):		1,163,134	(641,712)

Net income attributable to:
- Non controlling interest		$-	$(507,212)
-the Company		1,163,942	(156,798)
		$1,163,942	$(664,010)
Earnings (Loss) Per Share
Basic		$0.01	$(0.01)
Diluted		$0.01	$(0.01)

Weighted Average Shares Outstanding
-Basic		101,534,218	79,235,999
-Diluted		105,213,776	79,235,999

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

				Foreign
	Total Number	Common	Additional Paid in	Currency Translation	Accumulated	Non-controlled
	of Shares	Stock	Capital	Adjustment	Deficit	Interest	Total
Balance, January 1, 2013	62,813,776	628,138	4,820,347	$(343,198)	$(5,046,010)	$138,198	$197,475
Issuance of common stock	28,000,000	280,000	520,000	-	-	-	800,000-
Issuance of share based compensation	7,000,000	70,000	32,000		-	-	102,000-
Additional paid in capital	-	-	463,458	-	-	-	463,458
Net Loss	-	-	-	-	(1,805,548)	-	(1,805,548)
Dividends paid to non controlling interest	-	-	-	-	-	(150,409)	(150,409)
Non controlling interest	-	-	-	-	-	(156,798)	(156,798)
Disposal of subsidiaries	-	-	-	-	-	169,009	169,009
Foreign Currency Translation	-	-	-	(58,375)	-	-	(58,375)
Balance at December 31, 2013	97,813,776	$978,138	$5,835,805	$(401,572)	$(6,851,558)	$-	$(439,187)

Balance, January 1, 2014	97,813,776	$978,138	$5,835,805	$(401,572)	$(6,851,558)	$-	$(439,187)
Issuance of share based convertible debt repayment	4,600,000	46,000	1,840	-	-	-	47,840
Issuance of share based compensation	2,800,000	28,000	1,120	-	-	-	29,120
Net Profits	-	-	-	-	1,163,942	-	1,163,942
Foreign Currency Translation	-	-	-	(808)	-	-	(808)
Balance at June 30, 2014	105,213,776	$1,052,138	$5,838,765	$(402,380)	$(5,687,616)	$-	$800,906

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Cash Flows

For the six month period ended June 30, 2014 and 2013

(Stated in US Dollars)

	6/30/2014	6/30/2013
Cash flow from operating activities
Net Income (Loss)	$1,163,942	$(507,212)

Non controlling interest	-	(156,798)
Gain on disposal of subsidiary	-	382,217
Gain on cancellation of long term debt	(1,202,160)	-
Stock compensation	29,120	30,000
Decrease/(Increase) in other receivables	(92)	(5,645)
Decrease/(Increase) in amount due from related parties	329,416	(342,452)
Decrease/(Increase) in prepaid expenses	-	27,318
Decrease/(Increase) in purchase deposit	-
Decrease/(Increase) in inventories	-	101,363
Increase/(Decrease) in tax payables	-	51,538
Increase/(Decrease) in accrued liabilities and other payables	(35,000)	(13,853)
Increase/(Decrease) in amount due to related parties	(234,711)	237,826

Net cash provided by(used in) operating activities	50,515	(195,698)

Cash flows from investing activities
Disposal of a subsidiary	-	3,226
Purchase for short- term investment	-	230,984
Payments for deposits	-	(33)

Net cash provided by (used in) investing activities	$-	$234,177

Cash flows from financing activities
Dividend paid to non controlling interests of subsidiaries	-	(150,409)
Repayment on convertible debt	(50,001)	-

Net cash provided by (used in) financing activities	(50,001)	(150,409)

Net Increase(Decrease) in Cash & Cash Equivalents	514	(111,930)

Effect of Currency Translation	(807)	22,298

Cash & Cash Equivalents at Beginning of Period	517	1,270,035

Cash & Cash Equivalents at End of Period	$224	$1,180,403

Non –Cash Transaction

Issuance stock for compensation	$29,120	$30,000

See Notes to Consolidated Financial Statements and Accountants’ Report

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Teletech Holding, Inc (the “Company”) formerly known as Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

On March 27, 2007, the Company underwent a reverse-merger with Global Telecom Holdings Limited (GTHL, a British Virgin Islands (BVI) Company incorporated on April 1, 2004 under the British Virgin Islands International Business Companies Act (CAP. 291)) and its wholly-owned subsidiary Guangzhou Global Telecommunication Company Limited (GGT, established on December 4, 2004 in PRC with a registered and paid-up capital of RMB 3,030,000 (approximate $375,307)) involving an exchange of shares whereby the Company issued an aggregate of 39,817,500 shares of common stock in exchange for all of the issued and outstanding shares of GTHL. In connection with the reverse merger, the Company issued 200,000 shares of common stock to Zenith Capital Management LLC in April 2007 at a price of $2.50 per share. On June 30, 2012, GTHL entered into an agreement with an independent third party to dispose of GGT for a cash consideration of US$644.

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

CTL was formed for the purpose of providing a group structure to enhance the viable capacity as discussed below of its two variable interest entities located in the People’s Republic of China (“PRC”); namely, (a) Shenzhen Rongxin Investment Co., Ltd. (“Shenzhen Rongxin”) and (b) Guangzhou Rongxin Science and Technology Limited (“Guangzhou Rongxin”). On September 30, 2012, CTL entered into an agreement with a related party – Liu Yong, brother of Mr. Liu Dong, to dispose of the variable interest entity Shenzhen Rongxin for a cash consideration of US$1,579. On December 30 2013, the Company had Guangzhou Rongxin deregistered due to ceased operations. On December 31 2013, the Company had CTL deregistered due to ceased operations.

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of June 30, 2014, detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Global Telecom Holdings, Ltd.	BVI	100%	HKD	7,800
China Teletech Limited#(1)	BVI	100%	USD	10
Guangzhou Rongxin Science and Technology Limited (2)	PRC	100%	HK	1,200,000
Guangzhou Renwoxing Telecome Co., Limited# (3)	PRC	51%	RMB	3,010,000

#(1) Deregistered on December 31, 2013.

(2) Deregistered on December 30, 2013.

#(3) Disposed on June 30, 2013.

.

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

(h)	Accounting for Impairment of Long-Lived Assets

The Company adopted ASC Topic 360-10-35 “Impairment or Disposal of Long-Live Asseets” (formerly Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” ), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360-10-35 which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

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

The Company expensed all advertising costs as incurred. The Company’s advertising expenses for the period ended June 30, 2014 and 2013 were $nil and $nil respectively.

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

Exchange Rates	6/30/2014	12/31/2013	6/30/2016

Year/Period end HK$ : US$ exchange rate	7.7579	7.7548	7.7572
Average year/period HK$ : US$ exchange rate	7.7519	7.7569	7.7591

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(o)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented ASC Topic 740 “Income Taxes” (formerly Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes). Income tax liabilities computed according to the United States, People’s Republic of China (PRC), and British Virgin Islands (BVI) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus current or non-current deferred tax assets or liabilities related to temporary differences such as the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to off-set deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries domiciled and operated in China, the taxation of these entities are summarized below:

•	GRT and Guangzhou Rongxin are located in the PRC and GTHL and CTL are located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domicile. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

Subsidiary	Country of Domicile	Income Tax Rate
GTHL and CTL	British Virgin Islands	0.00%

•	Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether they are domestic or foreign enterprises, thereby eliminating any tax holiday which is defined as "two-year full exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a unified 25% tax rate, all tax holidays were terminated as of December 31, 2007. However, PRC government has established a set of transitional rules to allow enterprises that had started tax holidays before January 1, 2008, to continue enjoying the tax holidays until their expiration.

•	Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company does not generate income which is subject to United States federal income tax for the period and year ended June 30, 2014 and December 31, 2013.

(p)	Statutory Reserve

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

As of June 30 2014, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three-month periods ended June 30, 2014 and December 31 2013 included net income and foreign currency translation adjustments.

(t)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with ASC Topic 350 “Intangible – Goodwill and Others” (formerly Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets"), goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

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

(v)	Stock compensation

The Company may periodically issue shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price of the shares on the transaction date.

 The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

 ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

 The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity -Based Payments to Non-Employees". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

 In accordance with ASC 718, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

 Stock options issued to non-employee directors at fair market value will be accounted for under the intrinsic value method.

 The Company did not have any stock options outstanding during the year ended June 30, 2014 and 2013. Accordingly, no pro forma financial disclosure is provided herein.

(w)	Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

(x)	Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity. The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:-The private company lessee and the lessor are under common control;-The private company lessee has a leasing arrangement with the lessor;-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The Company does not expect the adoption of 2014-08 to have a material effect on its operating results or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	CONCENTRATION

A substantial portion of the Company and the Company’s subsidiaries’ business operations depend on mobile telecommunications in PRC; any loss or deterioration of such relationship may result in severe disruption to the business operations impacting the Company's revenue. The Company and the Company’s subsidiaries rely entirely on the networks and gateways of these phone operators to provide its services. The Company and the Company’s subsidiaries’ agreements with these operators are generally covering for a short period of one year and may not have automatic renewal provision. If these providers are unwilling to continue business with the Company and/or the Company’s subsidiaries, the Company and/or the Company’s subsidiaries' ability to conduct its existing business would be adversely affected.

4.	OTHER RECEIVABLES

Other receivables as of June 30, 2014 pertained to the Company voluntarily extending financing to business associates for purchase of merchandise in return for 60% of gross profit in those transactions, in lieu of interest, as well as loans to third parties with no interest, security and specific terms of repayment.

	As of 6/30/2014	As of 12/31/2013
Type of Account

Trade financing to business associates	$607,062	$606,970
Allowance for bad debt	-	-
Other receivable, net	607,062	606,970

5.	DUE FROM/TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	As of 6/30/2014	As of 12/31/2013
Due from related parties	$139,071	$468,488
Due to related parties	-	(234,711)
Net due from (due to)	139,071	233,777

Amounts due from related parties are unsecured, non-interest-bearing and payable on demand.

6.	CONVERTIBLE BONDS AND BOND WARRANTS

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

On November 3, 2008, due to market conditions, the Company re-negotiated the terms of the Debentures and Warrants, and entered into a modification agreement (the “Amendment Agreement”) with the Holders. Pursuant to the Amendment Agreement, the Company agreed to completely remove the monthly interest payment obligation of the Debentures and increase the annual interest rate up to 18%. Therefore, as described in the Schedule A of the Amendment Agreement, the Company will pay an aggregate of $2,151,110.85 and $1,485,714.10 to the Holders that are due on July 31, 2009 and February 21, 2010, respectively.  The Company acknowledged that the conversion price of the Debentures on the conversion date shall be equal to the lesser of (a) $0.015 (subject to adjustment), and (b) 80% of the lowest closing bid price during the 20 Trading Days immediately prior to the applicable conversion date (subject to adjustment).

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

On December 31, 2013, the Company entered into a Letter Agreement with holders of its convertible debentures, warrants and restricted shares (the “Holders”) as the Holders have received no settlement payment from the Company. In lieu of the cash consideration of the settlement payment, the Company agrees to pay the Holders any amount of cash equal to $ 50,000 and 4,600,000 common shares, which shall be evidenced by a certificate bearing a customary securities act legend, in exchange for the cancellation of an aggregate amount of $1,300,000.

On January 6, 2014, the Company issued the 4,600,000 shares of the Company’s common stock to the Holders. On January 15, 2014, the sum of $50,000 was paid to the Holders.

The convertible bonds and bond warrants on Note 8 shall be deemed null and void and of no further force or effect upon satisfaction of the obligations of the Company under the Letter Agreement.

The Convertible Debentures Payable, net consisted of the following: -

	6/30/2014	12/31/2013
Convertible Debenture - Principal and interest
Balance as at beginning of period	$-	$1,300,000
Addition	-	-
Redemption	-	-
Interest charged for the current year	-	-
Repayment of interest in current year	-	-
Cancellation of debt (as addressed above)	-	-
Balance as at end of year	$-	$1,300,000

Less: Interest discount – Beneficial conversion feature
Balance as at beginning of year	$-	$-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-

Less: Interest Discount – Warrant
Balance as at beginning of year	-	-
Addition	-	-
Amortization	-	-
Balance as at end of year	-	-
Convertible Debenture, net	$-	$1,300,000

The Convertible Debenture was classified as current and non-current as follows:

	6/30/2014	12/31/2013

Current portion	$-	1,300,000
Non - current portion	-	-
	$-	1,300,000

7.	SUBSCRIPTION RECEIVABLE AND OTHER EXPENSES

The Company issued 1,000,000 shares, 5,000,000 shares, 6,000,000 shares and 6,000,000 shares of common stock to Appinero LLC, Chunling Au, IT Appraiser Corp. and Surf Financial Group LLC in March 2013, respectively, for the cancellation and purchase of debt. Since the Company hasn't received payment for these issuances, the Company recorded them as subscription receivables. The Company authorized Mr. Hinman Au to collect the subscription receivables and he signed the Letter of Commitment to the Company to guarantee the collection of the outstanding payments. In the third quarter of 2013, due to the long aging of the subscription receivables, Ms. Li Yankuan, tried several times to get payment from Mr. Himnan Au but failed. As of September 30, 2013, the Company undertook an impairment test for subscription receivables and recorded impairment of subscription receivables of $800,000 and recorded such transaction as “Other Expenses” in the Income Statement. The Company will keep pursuing collection of the subscription receivables from Mr. Hinman Au and expects that legal action will be taken if Mr. Hinman Au still does not settle the payment in the second quarter of 2014.

8.	RELATED PARTY TRANSACTION

In addition to the transactions and balances disclosed elsewhere in these financial statements, the Company entered into the following material related party transactions.

The salary paid to Ms. Li Yankuan, member of board of directors, for employee services was $ 112,130 for the year ended December 31 2013.

The salary paid to Mr. Zhao Yuan, member of board of directors, for employee services was $ 89,704 for the year ended December 31 2013.

The salary paid to Ms. Li Jiewen, daughter of Ms. Li Yankuan, for employee services and stock compensation was $ 16,617 respectively for the year ended December 31 2013.

The salary paid to Ms. Jane Yu, Chief Financial Officer and Secretary, for employee services was $ 19,361 for the year ended December 31 2013.

9.	DISPOSAL OF SUBSIDIARIES

On June 30, 2013, the Company’s subsidiary, Global Telecom Holdings Limited, entered into an agreement with an independent third party to dispose of its 51% owned subsidiary Guangzhou Renwoxing Telecom Co., Limited for a cash consideration of US$3,232.

On December 30 2013, the Company had its subsidiary, Guangzhou Rongxin, deregistered due to ceased operations.

On December 31 2013, the Company had its subsidiary, China Teletech Limited, deregistered due to ceased operations.

10.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2014, the Company has an accumulated deficit of $5,687,616 due to the fact that the Company continued to incur losses over the past several years.

As a result, these consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

11.	COMMON STOCK

On March 11, 2014 the Company issued 2.8 million shares of restricted common stock with a fair market value at $29,120 in an aggregate to Wall Street Standard Capital, Inc. in exchange for its professional consulting services.

On March 11, 2014, the Company issued 4.6 million shares of restricted common stock with a fair market value at $47,840 to an investor for the settlement of convertible note.

12.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events as of the filing date of the Form 10Q and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the following:

On June 30, 2014 the Company entered into a cooperation agreement (the “Agreement”) with Shenzhen Jinke Energy Development Co., Ltd. (“SJD) to purchase 51% of all the assets of SJD, with purchase price to be paid in two installments as follows: (i) the Company will issue to SJD 20 million shares (the “First Stock Issuance”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) in exchange for the 16% of all the assets of SJD, and (ii) the Company will, upon completion of a financing, purchase the additional 35% of the assets of SJD in consideration of certain amount of the shares of Common Stock to be issued to SJD as proportionate to the First Stock Issuance (approximately 43.75 million shares, the “Second Stock Issuance”), or such amount of cash as equivalent to the fair market value of the Second Stock Issuance, subject to adjustment based on result of the due diligence on SJD. The Agreement also contains customary representation and warranties of the Company and SJD which has been filed in Form 8K Exhibits 10.1 on August 8, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended June 30, 2014 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Company Overview

We were a distributor of pre-paid calling card and integrated mobile phone handsets and a provider of mobile handset value-added services.  We were an independent qualified corporation that serves as one of principal distributors of China Telecom, China Unicom, and China Mobile products in Guangzhou City.  We maintained and operated the largest prepaid mobile phone card sales and distribution center in Guangzhou City.  We had cooperative distribution relationships with Panasonic, Motorola, LG, GE, Bird, Samsung corporations for their mobile handsets.  We were also developing an on-line refill platform with China Mobile to develop our on-line business in the Guangdong Province. After the disposal and deregistration of subsidiaries, this operation models may be no longer applicable in the current operation.

On June 30, 2014 we entered into a cooperation agreement (the “Agreement”) with Shenzhen Jinke Energy Development Co., Ltd. (“SJD) to purchase 51% of all the assets of SJD, with purchase price to be paid in two installments as follows: (i) the Company will issue to SJD 20 million shares (the “First Stock Issuance”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) in exchange for the 16% of all the assets of SJD, and (ii) the Company will, upon completion of a financing, purchase the additional 35% of the assets of SJD in consideration of certain amount of the shares of Common Stock to be issued to SJD as proportionate to the First Stock Issuance (approximately 43.75 million shares, the “Second Stock Issuance”), or such amount of cash as equivalent to the fair market value of the Second Stock Issuance, subject to adjustment based on result of the due diligence on SJD. The Agreement also contains customary representation and warranties of the Company and SJD which has been filed in Form 8K as Exhibits 10.1 on August 8, 2014.

Going Concern

The quarterly (unaudited) consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

 As of June 30, 2014, the Company has an accumulated deficit of $$5,687,616 due to the fact that the Company incurred losses over the past several years, and has difficulty to pay the PRC government Value Added Tax and past due Debenture Holders Settlement.

However, as the Company fulfilled the required obligations of a settlement agreement dated November 28, 2011 with holders of the Convertible Debenture, the principle amount was reduced from $2,866,323 to $1,300,000 and it became a non-current liability. The Company entered into an amendment agreement with Enable, pursuant to this agreement, the Company paid the Enable Funds cash of $50,000 and 4,600,000 shares of common stock of the Company for the settlement of the Convertible Debenture. In addition, the Company disposed of its subsidiaries, GGT and Shenzhen Rongxin on June 30 and September 30, 2012 respectively. Furthermore, the Company disposed Guangzhou Renwoxing on June 30, 2013 and deregistered Guangzhou Rongxin and CTL on December 30 and 31, 2013 respectively.

Results of Operations

Results of Operation for the three months ended June 30, 2014 compared with three months ended June 30, 2013

 Total Revenue

During the three months ended June 30, 2014, we revenue was Nil as compared to $9,971,517 during the same period in 2013, representing a decrease of $9,971,517.  The decrease of revenue during the three months ended June 30, 2014, was mainly due to the disposal of all operating subsidiaries.

 Gross Profit

 The gross profit was Nil for the three months ended June 30, 2014 as compared to $186,009 during the same period of 2013, representing $186,009 decrease.  The movement in gross profit was mainly due to the decrease in revenue as explained above.

 Expenses

 Our general and administrative expenses (“G&A expenses”) were $23,300 during the three months ended June 30, 2014 as compared to $524,144 during the three months ended June 30, 2013, representing a decrease of $500,844 or 96%.

Net Income

Net income of $1,173,202 was recorded during the three months ended June 30, 2014 as compared to a net loss of $725,876 during the three months ended June 30, 2013.  The increase was mainly due to the gain on cancellation of debts in the three months ended June 30, 2014.

Results of Operation for the six months ended June 30, 2014 compared with six months ended June 30, 2013

Total Revenue

During the six months ended June 30, 2014, our revenue is Nil as compared to $19,072,469 during the same period in 2013, representing a decrease of $19,072,469. The decrease of revenue during the six months ended June 30, 2014, was mainly due to the disposal of all operating subsidiaries.

 Gross Profit

 The gross profit was Nil for the six months ended June 30, 2014, as compared to $407,875 during the same period of 2013, representing $407,875 decrease.  The movement in gross profit was mainly due to the decrease in revenue as explained above.

  Expenses

Our general and administrative expenses (“G&A expenses”) were $38,102 during the six months ended June 30, 2014 as compared to $643,619 during the six months ended June 30, 2013, representing a decrease in amount of $605,517 or 94%.

Net Income

Net income of $1,163,134 was recorded during the six months ended June 30, 2014 as compared to a net loss of $664,010 during the six months ended June 30, 2013.  The increase was mainly due to the gain on cancellation of debts in the six months ended June 30, 2014.

Liquidity and Capital Resources

Cash provided by operating activities was $50,515 during the six months ended June 30, 2014 as compared to cash used by operating activities was $195,698 during the same period of 2013.  Cash provided by operating activities during the first six months of 2014 was mainly resulted from net income of $1,163,942, added adjustments of gain on cancellation of long term debt $1,202,160, stock compensation $29,120, net decrease in current assets (other receivables, amounts due from a related party, purchase deposit, inventories) $329,324 and net increase in current liabilities (accrued liabilities and other payables and tax payables) $35,000.  Cash provided by operating activities during the first six months of 2013 was mainly resulted from net loss of $507,212, added adjustments of non-cash expense item stock compensation $30,000, net increase in current liabilities (accrued liabilities and other payables) $275,511, netting off by net increase in current assets (other receivables, amounts due from a related party, purchase deposit and inventories) $219,416 and plus adjustments of loss on disposal of a subsidiary $382,217.

 Cash flows used in investing activities were Nil for the first six months of 2014 as compared to $234,177 provided by the same period of 2013.  Cash provided by investing activities during the six months period of 2013 was resulted from net cash inflow from disposal of a subsidiary $3,226 and disposal for short-term investment $230,984, netting off by payments for deposits $33.

 Cash flow used in financing activities were $50,001 for repayment on convertible debt for the first six months of 2014 as compared to $150,409 used for dividend payment to non-controlling interests of subsidiaries.

 Critical Accounting Policies

 Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the period ended June 30, 2014.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

 Please refer to Note 2 (x) to Consolidated Financial Statements for the periods ended June 30, 2014 and 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

CHINA TELETECH HOLDING, INC.

Date: August 14, 2014	By:	/s/ Yankuan Li
Yankuan Li
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Jane Yu
Jane Yu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

