Form 10-Q
period 2014-09-30
China Teletech Holding Inc
filed 2014-11-18
CIK 1346287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 18, 2014, there were 147,213,776 shares of common stock, $0.01 par value outstanding.

To:	The Board of Directors and Stockholders of

China Teletech Holding, Inc.

We have reviewed the accompanying interim consolidated balance sheets of China Teletech Holding, Inc. ("the Company") as of September 30, 2014 and December 31, 2013, and the related statements of income, stockholders' equity, and cash flows for the three and nine months period ended September 30, 2014 and 2013. These interim consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ WWC, P.C.
San Mateo, California	WWC, P.C.
November 15, 2014	Certified Public Accountants

2010 PIONEER COURT, SAN MATEO, CA 94403 TEL.: (650) 638-0808 FAX.: (650) 638-0878

E-MAIL: INFO@WWCCPA.COM WEBSITE: WWW.WWCCPA.COM

CHINA TELETECH HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013

ASSETS
Current assets
Cash and equivalents	$309,351	$539,946
Accounts receivable, net	3,632,086	2,121,907
Inventory	4,404,408	4,448,776
Other receivables and prepaid expenses	-	19,639
Advances to suppliers	2,536,490	2,401,558
Due from related parties	-	-
Total current assets	10,882,335	9,531,826

Plant and equipment	320,969	358,354
Other assets	130,231	125,049
TOTAL ASSETS	$11,333,535	$10,015,229

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$2,242,663	$2,454,831
Notes payable	243,768	239,592
Accounts and other payables	3,071,222	2,621,859
Advances from customers	883,860	1,630,534
Taxes payable	9,534	7,550
Due to related parties	7,414,609	5,044,843
Convertible debenture	-	-
Total current liabilities	13,865,656	11,999,208

TOTAL LIABILITIES	13,865,656	11,999,208

COMMITMENTS AND CONTINGENCIES

EQUITY
STOCKHOLDERS' EQUITY
Common stock: 1,000,000,000 authorized, par value $0.01, 105,213,776 and 97,813,776 shares issued and outstanding at September 30, 2014 and December 3	1,252,138	1,224,138
Additional paid-in capital	7,593,829	8,083,754
Accumulated other comprehensive income	(467,941)	(445,388)
Accumulated deficit	(9,795,941)	(9,989,087)
TOTAL STOCKHOLDERS' EQUITY	(1,417,915)	(1,126,584)
Non-controlling interest	(1,114,206)	(857,394)
TOTAL EQUITY	(2,532,121)	(1,983,979)

TOTAL LIABILITIES AND EQUITY	$11,333,535	$10,015,229

See Notes to Condensed Consolidated Financial Statements and Accountants’ Report

CHINA TELETECH HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

Net revenues	$1,217,939	$888,754	$3,275,153	$3,595,616
Cost of sales	1,198,648	827,019	3,146,108	3,247,886
Gross profit	19,291	61,735	129,045	347,730

Selling, general, and administrative expenses	276,011	117,828	559,316	398,262

Loss from operations	(256,720)	(56,093)	(430,271)	(50,532)

Other income and (expenses)
Losses on disposal and restructuring			(52,000)
Interest income	-	-	6,117	-
Interest expense	(50,779)	(47,923)	(128,263)	(86,731)
Other income (expense), net	(50,779)	(47,923)	(174,146)	(86,731)

Income (loss) before income taxes	(307,499)	(104,016)	(604,417)	(137,263)

Income taxes	-	-	-	-

Net income (loss)	$(307,499)	$(104,016)	$(604,417)	$(137,263)

less: Income (loss) attributable to noncontrolling interest	(150,674)	(50,968)	(256,965)	(67,259)

Net income (loss) attributable to China Teletech	$(156,825)	$(53,048)	$(347,452)	$(70,004)

Basic and diluted income (loss) per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	121,534,218	99,235,999	121,534,218	99,235,999
Diluted	125,213,776	99,235,999	125,213,776	99,235,999

See Notes to Condensed Consolidated Financial Statements and Accountants’ Report

CHINA TELETECH HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

Net income loss attributable to China Teletech	$(156,825)	$(53,048)	$(347,452)	$(70,004)
Net income loss attributable to noncontrolling interest	$(150,674)	$(50,968)	$(256,965)	$(67,259)

Other comprehensive income:
Foreign currency translation loss - China Teletech	(23,418)	16,523	(23,373)	16,491
Foreign currency translation loss - noncontrolling interest	(22,499)	15,875	(22,456)	15,844

Comprehensive income loss China Teletech	$(180,243)	$(36,525)	$(370,825)	$(53,513)
Comprehensive income loss noncontrolling interest	$(173,173)	$(35,093)	$(279,421)	$(51,415)

See Notes to Condensed Consolidated Financial Statements and Accountants’ Report

CHINA TELETECH HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(604,417)	$(137,263)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Non-cash equity-based compensation	28,000	-
Depreciation and amortization	56,413	-
Losses on disposal and restructuring	52,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,526,917)	(2,394,101)
Inventory	13,297
Advances to suppliers	(151,904)	(2,491,083)
Other receivables and prepaid expenses	19,526	487,073
Accounts, taxes, and other payable	470,311	3,708,274
Advances to customers	(736,201)
Net cash used in operating activities	(2,379,892)	(827,100)

Cash flows from investing activities:
Purchase of equipment	(21,489)	(26,353)
Increase in deposits	(6,063)
Net cash used in investing activities	(27,552)	(26,353)

Cash flows from financing activities:
Proceeds from loans	-	715,745
Repayment of loans	(195,258)	-
Proceeds from issuances of notes	5,858	-
Loans from/(repayment to) related parties	2,369,133	(81,728)
Proceeds from issuance of stock	-	-
Net cash used in financing activities	2,179,733	634,017

Effect of exchange rate changes on cash & equivalents	(2,883)	6,677

Net decrease in cash and equivalents	(230,594)	(212,759)

Cash and equivalents, beginning of period	539,946	363,439

Cash and equivalents, end of period	$309,352	$150,680

SUPPLEMENTARY DISCLOSURES:
Interest received	$6,117	$-
Interest paid	$(128,263)	$(86,731)
Income tax paid	$-	$-

See Notes to Condensed Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2014 and 2013

(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Teletech Holding, Inc (the “Company”) formerly known as Avalon Development Enterprise, Inc. was incorporated in the State of Florida, United States (an OTCBB Company) on March 29, 1999.

On June 30, 2014, the Company entered into a cooperation agreement (the “Agreement”) with Shenzhen Jinke Energy Development Co., Ltd. (“SJD”). Pursuant to the Agreement, the Company will purchase, in an aggregate, 51% of all the outstanding capital of SJD in exchange for 20 million newly issued shares of the Company’s common stock. The Company filed Form 8-K with the U.S Securities and Exchange Commission on August 8, 2014 detailing the transaction; the Agreement was filed as an exhibit to the Form 8-K. The 20 million shares were issued subsequent to September 30, 2014.

The Company has accounted for the transaction with SJD as reverse takeover and recapitalization of the Company; accordingly, the legal acquirer is the accounting acquiree and the legal acquirer is the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of SJD. Accordingly, the financial data included in the accompanying consolidated financial statements for all periods prior to June 30, 2014 is that of the accounting acquirer (SDJ). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

The Company’s primary operations are carried out through its operating subsidiary SDJ. SDJ manufactures and distributes lithium-ion polymer batteries, micro batteries, and smart cards.

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

The consolidated financial statements include the accounts of China Teletech Holdings, Inc. and its three wholly and partially owned subsidiaries. The consolidated financial statements were compiled in accordance with generally accepted accounting principles of the United States of America. All significant inter-company accounts and transactions have been eliminated in consolidation.

As of September 30, 2014, the Company’s condensed consolidated financial statements included the accounts of the subsidiaries below:

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

China Teletech Limited	BVI	100%	USD 10
Global Telecom Holdings Limited BVI	BVI	100%	HKD 7,800
Shenzhen Jinke Energy Development Co., Ltd.	PRC	51%	RMB 10,000,000

(c)	Economic and Political Risks

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

Exchange Rates	9/30/2014	12/31/2013
Period end RMB : US$ exchange rate	6.1534	6.1140
Average period RMB : US$ exchange rate	6.1457	6.1982

Period end HKD : US$ exchange rate	7.7635	7.7548
Average period HKD : US$ exchange rate	7.7556	7.7569

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

Statutory reserve refers to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equal to 50% of the enterprise’s registered capital.

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

As of September 30, 2014 and December 31, 2013, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, and notes payable. Cash and cash equivalents consist deposits financial institutions with original maturities of three months or less. Management estimates the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

(s)	Other Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars ("USD" or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income (loss)". Gains and losses resulting from foreign currency transactions are included in income.

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three and nine month periods ended September 30, 2014 and 2013 included net income and foreign currency translation adjustments.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for the Company for fiscal years, and interim periods within those years beginning after December 15, 2016. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Topic 718. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's consolidated financial statement.

3.	ACCOUNTS RECEIVABLES

	September 30,	December 31,
	2014	2013

Accounts receivable	$3,725,216	$2,176,315
less: Allowance for doubtful accounts	(93,130)	(54,408)
Accountants receivable, net	$3,632,086	$2,121,907

4.	INVENTORY

	September 30,	December 31,
	2014	2013

Raw Materials	$2,848,854	$2,882,276
Work in progress	320,397	322,652
Finished goods	1,235,157	1,243,848
Inventories, net	$4,404,408	$4,448,776

5.	PLANT AND EQUIPMENT

	Estimated	September 30,	December 31,
	Useful Lives	2014	2013

Machinery and equipment	10	$445,550	$448,685
Electronic equipment	3-5	281,073	275,665
Transportation equipment	5	53,861	40,012
Moulds	3-5	89,372	90,000
Leasehold improvements	20	21,186	21,335
Total		891,042	875,697
less: Accumulated depreciation		(570,073)	(517,343)
Property, plant and equipment, net		$320,969	$358,354

6.	SHORT TERM LOANS

	Due Date	Interest Rate	Collateral	September 30, 2014	December 31, 2013

Zhuhai Huarun Bank	5/30/2015	8.70%	Guangyuan, Huang Fenxian, and a Company under common control	1,007,573	900,105
Pingan Bank	5/20/2015	8.10%	Liu Guangyuan's personal real estate	617,545	1,309,243
Pingan Bank	6/18/2015	8.10%	Real estate of Mr Liu Guangyuan	373,777	-
China Construction Bank-Nonghua Branch	10/13/2014	7.80%	Guaranteed by Huang Fenxian	243,768	245,483
Total				$2,242,663	$2,454,831

7.	DUE TO RELATED PARTIES

	September 30,	December 31,
Due to related parties	2014	2013

Li, Yankuan	$271,922	$234,711
Liu Guangyuan	7,142,687	4,810,132

Total due to related parties	$7,414,609	$5,044,843

Mr. Liu Guangyuan, the non-controlling equity interest owner of SJD has provided interest free unsecured loans to the Company. There is no due date on these loans.

Mr. Li, Yankuan Director of the Company made advances to the Company to help fund the Company prior operations. These advances are unsecured and interest free. There is no due date for repayment.

8.	DELINQUENT SUBSCRIPTION PROCEEDS

The Company issued 1,000,000 shares, 5,000,000 shares, 6,000,000 shares and 6,000,000 shares of common stock to Appinero LLC, Chunling Au, IT Appraiser Corp. and Surf Financial Group LLC in March 2013 respectively for the cancellation and purchase of debt. Since the Company has not received payment for these issuances, the Company recorded them as subscription receivables. The Company authorized Mr. Hinman Au to collect on behalf of the Company the subscription proceeds and he entered into a Letter of Commitment with the Company assuring the collection of such proceeds. In the third quarter of 2013, the Company determined that the subscription receivable was impaired, and accordingly, has written off the amount from its accounts; however, should the Company deem further action is necessary, the Company reserves the right to pursue Mr. Himnan Au in the future for the delinquent subscription proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended September 30, 2014 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2014. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Company Overview

We were previously a distributor of pre-paid calling card and integrated mobile phone handsets and a provider of mobile handset value-added services. On June 30, 2014, we entered into a cooperation agreement (the “Agreement”) with Shenzhen Jinke Energy Development Co., Ltd. (“SJD”). Pursuant to the Agreement, we acquired 51% of all the outstanding capital of SJD in exchange for 20 million newly issued shares of the Company’s common stock.

Our primary operations are carried out through our operating subsidiary SDJ. SDJ manufactures and distributes lithium-ion polymer batteries, micro batteries, and smart cards.

We have disposed of our pervious business of prepaid cards and mobile phone related products.

Results of Operations

Results of Operation for the three months ended September 30, 2014 compared with three months ended September 30, 2013

Total Revenue

During the three months ended September 30, 2014, our revenue was $1,217,939, as compared to $888,754 during the same period in 2013, representing an increase of $329,185. The increase in revenue during the three months ended September 30, 2014 was mainly due to increases in sales volume for our battery products.

Gross Profit

The gross profit was $19,291 for the three months ended September 30, 2014 as compared to $61,735 during the same period of 2013, representing $42,444 decrease.  The decrease in gross profit was mainly due to the increase in the cost of sales as a percentage of in revenue. We currently do not have strong bargaining power with certain suppliers for critical raw components; therefore, we experience fluctuations in the price which directly affect our cost of sales and creates volatility on our on margins.

Expenses

Our selling, general, and administrative expenses (“SG&A expenses”) were $276,011 during the three months ended September 30, 2014 as compared to $117,828 during the three months ended September 30, 2013, representing an increase of $158,183. Our expenses increased as our sales volume increased.

Net Income

Net loss was $156,825 during the three months ended September 30, 2014 as compared to a net loss of $53,048 during the three months ended September 30, 2013.  The net loss increased by $103,777 as a result of increased SG&A expenses related to our efforts to increase sales volume.

Liquidity and Capital Resources

Cash used in operating activities was $2,379,892 during the three months ended September 30, 2014 as compared to $827,100 during the same period of 2013.  Cash was primarily used in the increase in accounts receivable of $1,526,917 and the decrease in customer advances of $736,201.

Cash flows used in investing activities was $27,552 for the three months ended September 30, 2014 compared to $26,353 for the same period in 2013.  Cash used in investing activities during the three months period of 2013 was primarily for the purchase of equipment.

Cash flows provided by financing activities for the three months end September 30, 2014 was $2,179,733. These funds were primarily sourced from loans provided by Mr. Liu Guangyuan.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 of our financial statements included in this quarter report on Form 10-Q for the period ended September 30, 2014.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (u) in the accompanying Notes to Condensed Consolidated Financial Statements or the periods ended September 30, 2014 and 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

CHINA TELETECH HOLDING, INC.

Date: November 18, 2014	By:	/s/ Yankuan Li
Yankuan Li
President and Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2014	By:	/s/ Jane Yu
Jane Yu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

