Form 10-K
period 2016-12-31
China Teletech Holding Inc
filed 2017-03-27
CIK 1346287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-130937

CHINA TELETECH HOLDING, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3565377
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Liwan District, No.145 Enzhou Big Lane, B2 Fuli Square, 8th Zhongshan Road, Unit 505, 5/F, Guangzhou, Guangdong, China	N/A
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2016: $442,541.33.

As of March 20, 2017, the registrant had 173,663,776 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to China Teletech Holding, Inc. and its subsidiaries unless the context indicates otherwise.

This annual report of China Teletech Holding, Inc. (the “Company”) covers periods after December 31, 2014. This report covers the fiscal years ended December 31, 2016 and 2015, in lieu of filing separate reports for each of those years. Included in this Form 10-K are our audited financial statements for the fiscal years ended December 31, 2016 and 2015, none of which have been filed with the Securities and Exchange Commission (the “SEC”). Because of the amount of time that has passed since our last periodic report was filed with the SEC, the information relating to our business and related matters is focused on our more recent periods. We do not intend to file the Quarterly Reports on Form 10-Q for any of the quarters ended March 31, 2015 through September 30, 2016.  We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above. This annual report should be read together and in connection with the other reports which have been or will be filed by us with the SEC, for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts or that are not present facts or conditions. Forward-looking statements and information can generally be identified by the use of forward-looking terminology or words, such as “anticipate,” “approximately,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “views” or similar words or phrases or variations thereon, or the negatives of those words or phrases, or statements that events, conditions or results “can,” “will,” “may,” “must,” “would,” “could” or “should” occur or be achieved and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, costs, regulations, events or trends. The absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to, general conditions in the economy and capital markets, the “SEC” regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1. Business.

Following the execution of Mutual Rescission Agreement with Shenzhen Jinke Energy Development Co., Ltd. on November 15, 2016, the Company has become an investment holding company without significant assets or operations.

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

In 2007, we established four subsidiaries; namely, Zhengzhou Global Telecom Equipment Limited ("ZGTE"), Macau Global Telecom Company Limited ("MGT"), Huantong Telecom Hongkong Holding Limited ("HTHKH"), and Huantong Telecom Singapore Company PTE Limited ("HTS") with capital of RMB 500,000, Macau Dollar 300,000, Hong Kong Dollar 100 and Singapore Dollar 200,000, respectively. Simultaneously, we established a subsidiary; namely, Guangzhou Huantong Telecom Technology and Consultant Services, Ltd ("GHTTCS") with capital of RMB 8,155,730. Pursuant to a Stock Purchase Agreement dated April 9, 2008 and July 29, 2008, respectively, the Company acquired 50% of the issued and outstanding shares of Beijing Lihe Jiahua Technology and Trading Company Ltd ("BLJ") for a consideration of US$300,000 and 51% of the issued and outstanding shares in Guangzhou Renwoxing Telecom Co., Ltd. ("GRT"), a limited liability company incorporated in China for a consideration of US$291,833.

In 2009 and 2010, the Company disposed of its subsidiaries CHTTCS, ZGTE, MGT and BLJ due to their loss in operations. HTHKH and HTS were not able to commence operations since its inception, so the Company deregistered them in 2010.

Acquisition of China Teletech Limited

On March 30, 2012, the Company completed a share exchange transaction with China Teletech Limited, a British Virgin Islands corporation ("CTL") and the former shareholders of CTL.

CTL is a British Virgin Islands Company, incorporated on January 30, 2008 under the British Virgin Islands Business Act 2004.  Its primary business operations were concluded through two wholly owned subsidiaries located in China, namely, (a) Shenzhen Rongxin Investment Co., Ltd. ("Shenzhen Rongxin") and (b) Guangzhou Rongxin Science and Technology Limited ("Guangzhou Rongxin").

Pursuant to a share exchange agreement dated March 20, 2012 among CTL, its former shareholders and us, we acquired all the outstanding capital stock of CTL from its former shareholders of CTL in exchange for 40,000,000 shares of our common stock. The shares issued to the former shareholders of CTL constituted approximately 68.34% of our issued and outstanding shares of common stock immediately after the commutation of the share exchange transaction. As a result of the share exchange, CTL became our wholly owned subsidiary and Dong Liu and Yuan Zhao, the former shareholders of CTL, became our principal shareholders.

In connection with the share exchange, Yankuan Li resigned as our Chief Financial Officer, Secretary and Chairman of the Board of Directors, effective on March 30, 2012. On the same day, Dong Liu, Yuan Zhao, Yau Kwong Lee and Kwok Ming Wai Andrew were appointed as our directors, effective immediately. Ms. Yankuan Li remained  President, Chief Executive Officer and a member of the board of directors of the Company. As of result of the merger, the Company believed that it could enjoy a greater management and capital resources and have a greater network and business opportunities. The Company expected to be able to expand its telecommunications business in Guangzhou and Shenzhen cities in China.

Sale of the Company's Wholly-Owned Subsidiary, Guangzhou Global Telecommunication Company Limited

On June 30, 2012, we entered into a Sales and Purchase Agreement with Mr. Zhu Sui Hui ("Mr. Hui") pursuant to which we sold all the capital stock of Guangzhou Global Telecommunication Company Limited ("GGT"), our wholly-owned subsidiary, to Mr. Hui for RMB 5,000, or approximately $800. Both parties agreed unconditionally to waive the current accounts payable or receivable balances between the Company (and its subsidiaries) and GGT. GGT was engaged in the trading and distribution of cellular phones and accessories, prepaid calling cards, and rechargeable store-value cards before the sale.

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

Following the deregistration of the Company’s subsidiary, Guangzhou Rongxin, the Company was a shell company with no operations until the Company entered into the Share Exchange Agreement with Jinke on January 28, 2015.

Sale of the Company’s Wholly-Owned Subsidiaries Global Telecom Holdings Limited and China Teletech Limited

On January 1, 2015, the Company entered into an agreement with an independent third party to dispose of its wholly-owned subsidiaries, Global Telecom Holdings, Ltd. and China Teletech Limited for a cash consideration of US$2,000.

Share Exchange with Jinke

On January 28, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Shenzhen Jinke Energy Development Co., Ltd., a company organized under the laws of the People’s Republic of China (“Jinke”), and Guangyuan Liu, the holder of 97% of the equity interest of Jinke, pursuant to which we acquired 51% of the issued and outstanding equity securities of Jinke (the “Share Exchange”). Both the Company and Jinke believed that the acquisition transaction is in the best interest of their respective shareholders. The Company believed that the acquisition would enhance the value of the Company through the acquisition of a majority equity interest in Jinke’s viable business, and Jinke believes that such transaction will afford Jinke access to the U.S. capital market and other possible financial resources. Prior to the execution of the Cooperation Agreement, there was no material relationship between the company and its affiliates and JinKe and its affiliates=. Jinke was introduced to the Company by Ms. Chen Xiaoqiao, a PRC resident, who is a mutual business contact of Ms. Li Yankuan, the Company’s CEO and Mr. Liu Guangyuan, Jinke’s former owner. For her role in this, Ms. Chen received 1,000,000 shares of the Company’s common stock subsequent to the closing of the acquisition. Other than the foregoing, no third party played a material role in arranging or facilitating the acquisition.

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

In connection with the Share Exchange, Mr. Guangyuan Liu was appointed a director of the Company, and Ms. Yankuan Li was appointed a director of Jinke. Immediately following the Share Exchange, Mr. Liu beneficially owned 10.87% of the issued and outstanding common stock of the Company, which included shares held by Mr. Liu’s son, Jiexun Liu.

Incorporation of Strategic Services Group Limited

On November 8, 2016, Strategic Services Group Limited (“SSGL”) was incorporated in the British Virgin Islands and became a wholly owned subsidiary of the Company. SSGL is an investment holding company with no business operation since its incorporation.

Rescission Agreement with Jinke

On November 15, 2016, the Company, Jinke and Guangyuan Liu entered into a certain Mutual Rescission Agreement (the “Rescission Agreement ”), whereby the parties agreed to rescind the Jinke Exchange Agreement and unwind the Jinke Reverse Merger as if they never occurred, for a consideration of 10,000,000 restricted shares (the “Rescission Shares”) of the Company’s common stock to be issued to Guangyuan Liu upon closing of the transactions contemplated in the Rescission Agreement.

Share Exchange with Liaoning Kuncheng Education Investment Co. Ltd.

On November 15, 2016, the Company, Liaoning Kuncheng Education Investment Co. Ltd., a company organized under the laws of the People’s Republic of China (the “Kuncheng”), and Kunyuan Yang, the sole shareholder of Kuncheng (the “Kuncheng Shareholder”), entered into a certain share exchange agreement (the “Kuncheng Exchange Agreement”) pursuant to which the Company agreed to purchase 51% of the equity ownership in Kuncheng, with the purchase price as an aggregate of 30 million shares of Common Stock issued to the Kuncheng Shareholder (the “Kuncheng Share Exchange”). The Kuncheng Share Exchange is subject to the closing conditions as set forth in the Kuncheng Exchange Agreement, filed as an exhibit and incorporated by reference to the Form 8-K/A filed on November 15, 2016.

The corporate structure of the Company subsequent to the execution of the Rescission Agreement and as the  date hereof is illustrated as follows:

The address of our principal executive offices and corporate offices is Liwan District, No.145 Enzhou Big Lane, B2 Fuli Square, 8th Zhongshan Road, Unit 505, 5/F, Guangzhou, Guangdong, China. Our telephone number is 00852-6873-3117.

BUSINESS

After the execution of the Rescission Agreement, we became a shell company with no operations. Additionally, there was no operation at the Company’s wholly-owned subsidiaries, Strategic Services Group Limited.

Strategy

We are an investment holding company with no operations, but we are actively exploring opportunities to acquire business in both China and the rest of the world.

Employees

As of March 24, 2017, we have one full-time employee and one part-time employee.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our corporate office is located at Liwan District, No.145 Enzhou Big Lane, B2 Fuli Square, 8th Zhongshan Road, Unit 505, 5/F, Guangzhou, Guangdong, China. This office is free of charge as provided by Ms. Yankuan Li, our President and Chief Executive Officer.

We believe that our current facilities are adequate and suitable for our operations.

Item 3. Legal Proceedings.

We have not been involved in any material legal proceedings, other than the ordinary litigation incidental to our business; except for the following:

Dong Liu, the former Chairman of the Board of Directors of the Company, individually and on behalf of the Company, commenced the action on October 9, 2014 against Yankuan Li, the Company’s President, Chief Executive Officer and director, Jiewen Li, Yuan Zhao, a director of the Company, and Jane Yu, the Company’s Chief Financial Officer and Secretary, asserting claims sounding in fraud, civil conspiracy to commit fraud, breach of fiduciary duty and unjust enrichment. Dong Liu never served the complaint on the individual defendants.  Instead, he moved by order to show cause on November 3, 2014, for a temporary restraining order and preliminary injunction to enjoin the Company from proceeding with a merger with Jinke, granting Dong Liu unfettered access to the Company’s books and records and permitting him to serve the individual defendants by a method other than those permitted by the New York State Civil Practice and Laws or the Hague Convention on Service Abroad of Judicial and Extrajudicial Documents in Civil and Commercial Matters.  On November 6, 2014, the New York Supreme Court denied the temporary restraining order and set up a briefing schedule to determine the preliminary injunction.  On February 18, 2015, the court issued a decision denying Dong Liu’s motion for a preliminary injunction and granting the defendants’ motion by dismissing the complaint without prejudice. Since that time, Dong Liu, the plaintiff has made no effort to re-plead the case or challenge the ruling. Under New York court rules, Dong Liu, the plaintiff’s time to re-argue the motion or serve notice to appeal has expired.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTC Pink Markets under the symbol "CNCT". The OTC Pink is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter ("OTC") equity securities. An OTC equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Pink quotation service. These bid prices represent prices quoted by broker-dealers on the OTC Pink quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2015
First quarter ended March 31, 2015	$0.01	$0.01
Second quarter ended June 30, 2015	$0.03	$0.01
Third quarter ended September 30, 2015	$0.03	$0.01
Fourth quarter ended December 31, 2015	$0.03	$0.01
Fiscal Year 2016
First quarter ended March 31, 2016	$0.00	$0.00
Second quarter ended June 30, 2016	$0.00	$0.00
Third quarter ended September 30, 2016	$0.00	$0.00
Fourth quarter ended December 31, 2016	$0.01	$0.01

Approximate Number of Equity Security Holders

As of March 20, 2017, there were approximately 98 stockholders of record.

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

Recent sales of unregistered securities

The Company's common stocks issued in 2016 and 2015 are summarized as follows

			Value
		Number of	Per
Name of Shareholder	Date	Shares	Share	Reason for Issuance
Kunyuan Yang	December 30, 2016	10,000,000		Share Exchange
Wei Yuan	December 30, 2016	2,500,000		Salary compensation
Jianhang Li	December 30, 2016	1,000,000		Salary compensation
Jiewei Li	December 30, 2016	2,220,000		Salary compensation
Zefeng Sun	December 30, 2016	1,500,000		Bonus compensation
Wei Wang	December 30,2016	2,500,000		Commission
Francis San Chuan Wee	December 30, 2016	2,500,000		Salary compensation
Wanping Ye	December 30,2016	1,000,000		Salary compensation
Di Sun	February 03, 2017	500,000		Bonus compensation
Shaojuan Yang	February 03, 2017	500,000		Bonus compensation
Jiaoyang Zhao	February 03, 2017	490,000		Bonus compensation
Sicheng Wang	February 08, 2017	50,000		Bonus compensation
Wenying Li	February 08,2017	1,000,000		Bonus compensation
Hong Wang	February 08,2017	315,000		Bonus compensation
Xuanming Tao	February 08, 2017	95,000		Bonus compensation
Total		26,150,000

Recent purchase of unregistered securities

Except as otherwise disclosed in this report, there has no recent purchase of unregistered securities by us.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years December 31, 2016 and 2015 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2016 and 2015.

Company Overview

The Company is currently an investment holding company with no business operation.

Sale of the Company’s Wholly-Owned Subsidiaries Global Telecom Holdings Limited and China Teletech Limited

On January 1, 2015, the Company entered into the share exchange agreement with a third-party, pursuant to which the Company transferred 100% equity interest in both China Teletech Co., Ltd. and Global Telecom Co., Ltd. to an unrelated third-party, for a cash consideration of $2,000.

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

Pursuant to the Share Exchange Agreement, the Company agreed to issue an aggregate of 20,000,000 shares of its Common Stock, to the Jinke Shareholder in exchange for 51% of the issued and outstanding securities of Jinke. Of the 20,000,000 shares to be issued by the Company, 16,000,000 were issued on October 6, 2014 and delivered to the Jinke Shareholder and his designee prior to closing and 4,000,000 were to be issued and delivered at closing. The Share Exchange closed on January 28, 2015.

In connection with the Share Exchange, Mr. Guangyuan Liu was appointed a director of the Company, and Ms. Yankuan Li was appointed a director of Jinke. Immediately following the Share Exchange, Mr. Liu beneficially owns 10.87% of the issued and outstanding common stock of the Company, which includes shares held by Mr. Liu’s son, Liu Jiexun.

Incorporation of Strategic Services Group Limited

On November 8, 2016, Strategic Services Group Limited (“SSGL”) was incorporated in the British Virgin Islands and became a wholly owned subsidiary of the Company. SSGL is an investment holding company with no business operation since its incorporation.

Rescission Agreement with Jinke

On November 15, 2016, the Company, Jinke and the Jinke Shareholder entered into a certain Mutual Rescission Agreement (the “Rescission Agreement”), whereby the parties agreed to rescind the Jinke Exchange Agreement and unwind the Jinke Reverse Merger as if they never occurred, for a consideration of 10,000,000 newly issued restricted shares (the “Rescission Shares”) of the Company’s common stock to be issued to the Jinke Shareholder upon closing of the transactions contemplated in the Rescission Agreement.

Share Exchange with Kuncheng

On November 15, 2016, the Company, Kuncheng, and Kuncheng Shareholder, entered into the Kuncheng Exchange Agreement pursuant to which the Company agreed to purchase 51% of the equity ownership in Kuncheng, with the purchase price as an aggregate of 30 million shares of Common Stock issued to the Kuncheng Shareholder.

Going Concern

The annual consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2016, the Company has an accumulated loss of approximately $7.6 million due to the fact that the Company incurred losses over the past several years. These losses have affected our ability to pay PRC government tax and outstanding loans. Currently, no VAT, surcharges and corporate income tax payment is in arrears.

The balance of related party loans as of December 31, 2016 and 2015 was approximately $0.4 million and $0.4 million, respectively, which accounted for approximately 206.6% and approximately 201.3% of total assets as of December 31, 2016 and 2015 respectively, since the Company has significantly relied on related party loans to meet its liquidity and capital resource requirements.

Results of Operations

Results of Operation for the year ended December 31, 2016 compared with the year ended December 31, 2015

Total Revenue

The revenue was nil for the year ended December 31, 2016, as compared to nil during the year ended December 31, 2015, since we were an investment holding company without business activities.

Expenses

Our general and administrative expenses ("G&A Expenses") were $52,588 for the year ended December 31, 2016, mainly for attorneys and accounting service expenses, as compared to $66,020 for the year ended December 31, 2015, representing a decrease of $13,432, or 20.3%. The decrease in G&A Expenses was mainly due to the lack of business operations during the year ended December 31, 2016 and the decrease in the attorneys’ fee.

Net Income

We recorded a net loss of $52,588 during the year ended December 31, 2016 as compared to net loss of $78,418 during the year ended December 31, 2015. The decrease of net loss was mainly due to the decrease of G&A Expenses and the decrease of loss on disposal of subsidiaries during the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016 and December 31, 2015, our capital deficiency amount to $267,152 and $214,564, respectively. The increase of capital deficiency is due to the increase of accrued liabilities and other payables. Our current liabilities primarily consist of amounts due to related parties and accrued liabilities and other payables. Our current assets primarily consist of prepaid expenses.

We believe that, because of our financial condition, our historical losses over the past several year and negative cash flow from operations, our low stock price and the absence of SEC disclosure relating to us since January 1, 2015 make it difficult for us to raise funds in the debt or equity markets. The continuation of the Company as a going concern and to have working capital that is sufficient to support our operation for the next 12 months is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

Cash provided by operating activities was $nil during the year ended December 31, 2016, as compared to cash provided by operating activities of $28,294 for the year ended December 31, 2015. Cash provided by operating activities for the year ended December 31, 2016 resulted from net loss attributable to the Company of $52,588, which was mitigated by increase in current liabilities and other payable of $42,000 and increase in amount due to related parties of $10,588.

Cash provided by operating activities for the year ended December 31, 2015 resulted from net loss attributable to the Company $78,418, as adjusted by loss on disposal of subsidiaries of $ 12,398 and was mitigated by increase in accrued liabilities and other payables $2,000 and increase in amount due to related parties $92,314.

Cash provided by investing activities was nil for the year ended December 31, 2016 as compared to cash flows used in investing activities was $9,704 for the year ended December 31, 2015.  Cash used in investing activities in the year 2015 resulted from net cash outflow from disposal of subsidiaries.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this annual report on Form 10-K for the year ended December 31, 2016. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note 2(v) to Consolidated Financial Statements for the years ended December 31, 2016 and 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although our CFO is a part-time employee, and we do not have audit committee, our CFO has appropriate knowledge and experience. Our management have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2016, and based on this evaluation, our management concluded the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report and the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Issuance of Securities

Incorporate by reference the details in Item 5, Recent sales of unregistered securities.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their ages of the date of this report are as follows:

Name	Age	Position	Position Since

Yankuan Li	57	President, Chief Executive Officer and Director	January 2007
Yuan Zhao	35	Director	March 2012
Jane Yu	44	Chief Financial Officer and Secretary	March 2013

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

Dong Liu, the former Chairman of the Board of Directors of the Company, individually and on behalf of the Company, commenced the action on October 9, 2014 against Yankuan Li, the Company’s President, Chief Executive Officer and director, Jiewen Li, Yuan Zhao, a director of the Company, and Jane Yu, the Company’s Chief Financial Officer and Secretary, asserting claims sounding in fraud, civil conspiracy to commit fraud, breach of fiduciary duty and unjust enrichment. Dong Liu never served the complaint on the individual defendants.  Instead, he moved by order to show cause on November 3, 2014, for a temporary restraining order and preliminary injunction to enjoin the Company from proceeding with a merger with Jinke, granting Dong Liu unfettered access to the Company’s books and records and permitting him to serve the individual defendants by a method other than those permitted by the New York State Civil Practice and Laws or the Hague Convention on Service Abroad of Judicial and Extrajudicial Documents in Civil and Commercial Matters.  On November 6, 2014, the New York Supreme Court denied the temporary restraining order and set up a briefing schedule to determine the preliminary injunction.  On February 18, 2015, the court issued a decision denying Dong Liu’s motion for a preliminary injunction and granting the defendants’ motion by dismissing the complaint without prejudice. Since that time, Dong Liu, the plaintiff has made no effort to re-plead the case or challenge the ruling. Under New York court rules, Dong Liu, the plaintiff’s time to re-argue the motion or serve notice to appeal has expired.

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2016 and 2015. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Yankuan Li CEO	2016	$0	0	0	0	0	0	0	$0
and Director	2015	$0	0	0	0	0	0	0	$0

Jane Yu CFO	2016	$10,588	0	0	0	0	0	0	$10,588
	2015	$6,556	0	0	0	0	0	0	$6,556

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2016.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the "Summary Compensation Table" above.

Employment Agreements

In connection with Ms. Jane Yu's appointment as Chief Financial Officer and Secretary, we entered into an employment agreement (the "Agreement") with Ms. Yu to serve in those positions for a period of one year, on a part-time basis. Ms. Yu's Agreement expires on September 30, 2018 and calls for a monthly salary of RMB 6,000, or approximately $960. Additionally, the Company agreed to issue Ms. Yu 2,000,000 shares of the Company's common stock after the Company finish the share exchange with Liaoning Kuncheng.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 20, 2017, for: by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 20, 2017. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of March 20, 2017 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 03/04, 16/F, Jinke Building, No.17-19, Guangwei Road, Guangzhou, China 510030.

Title of Class	Name and Address	Number of Common Shares Beneficially Owned		Percent of Class (1)
	Directors and Officers
Common Stock	Yankuan Li, Chief Executive Officer and Director	11,419,394		6.576%
Common Stock	Yuan Zhao, Director	23,600,000	(2)	13.589%
Common Stock	Jane Yu, Chief Financial Officer	2,000,000		1.152%
Common Stock	All directors and executive officers as a group (3 persons)	37,019,394		21.317%

	5% Holders
Common Stock	Liu Dong Flat R 10/F Block D, Wylie Court 19 Wylie Path, Yaumatei Kowloon Hong Kong	12,500,000		7.198%
Common Stock	CEDE & CO P.O. Box 20 Bowling Green Station New York, NY 10014	28,343,210		16,321%
Common Stock	PAMRIA LLC Pacific Asset Management Two Union Square 601 Union Street Sute #4200 Seattle, WA98101	10,000,000		5.758%
Common Stock	Guangyuan Liu	16,000,000	(3)	9.21%
Common Stock	Yang Kunyuan	10,000,000	(4)	5.758%

*	less than 1%.
(1)	Based on 173,663,776 shares of common stock issued and outstanding as of March 20, 2017.
(2)	Includes 3,500,000 shares held by Mr. Zhao’s wife .
(3)	Includes 6,000,000 shares held by Mr. Liu’s son, Jiexun Liu, and 10,000,000 shares held by Mr. Liu. Mr. Liu is obligated to send back 4,000,000 shares to the Company for cancellation pursuant to the Rescission Agreement, and is expected to do so upon closing of the Kuncheng Share Exchange.
(4)	Yang Kunyuan is subject to receiving an additional 20,000,000 shares pursuant to the Kuncheng Share Exchange Agreement, and upon closing of the Kuncheng Share Exchange.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following table presents the balances the Company due to and from related parties.

	As of 12/31/2016	As of 12/31/2015
Due from related parties	$-	$-
Due to related parties	(413,152)	(402,564)
Net due from (due to)	(413,152)	(402,564)

Amounts owing to Ms. Yankuan Li, the Company’s CEO and director, by the Company are non-interest-bearing and payable on demand. The Company did not make any repayment of the loans due in the fiscal year ended December 31, 2016 and the fiscal year ended December 31, 2015,

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of "independence" of The NASDAQ Stock Market to make this determination.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the two year ended December 31, 2016 and 2015, the audit fees were approximately $12,000 and $12,000 for the audit of our financial statements, respectively.

Audit Related Fees

For the two year ended December 31, 2016 and 2015, the audit related services fees were nil and nil, respectively.

Tax Fees

For the two year ended December 31, 2016 and 2015, there were no fee for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the two year ended December 31, 2016 and 2015.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement with Jinke (12)
2.2	Share Exchange Agreement with Kuncheng dated November 15, 2016 (13)
3.1	Articles of Incorporation (1)
Amendment to Articles of Incorporation
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation. (9)
10.1	Securities Purchase Agreement (2)
10.2	Registration Rights Agreement (2)
10.3	Subsidiary Guarantee (2)
10.4	Security Agreement (2)
10.5	Form of Senior Secured Convertible Debenture (2)
10.6	Form of Common Stock Purchase Warrant (2)
10.7	Amendment Agreement among the Company and certain investors, dated February 21, 2008 (3)
10.8	Share Transfer Agreement between Huantong Telecom Singapore Company Pte. Ltd. and TCAM Technology Pte. Ltd., dated February 14, 2008 (4)
10.9	Share Transfer Agreement between Global Telecom Holdings Limited and Guangzhou Renwoxing Telecom, dated July 29, 2008 (5)
10.10	Amendment Agreement between the Company and certain investors, dated November 3, 2008 (6)
10.11	Settlement Agreement, dated December 29, 2009 (7)
10.12	Settlement Agreement, dated November 28, 2011 (8)
10.13	Share Exchange Agreement, by and among the Company, CTL and the former shareholders of CTL. (9)
10.14	Employment Agreement with Ms. Yu Effective as of March 5, 2013(10)
10.15	Cooperation Agreement with Shenzhen Jinke Energy Development Co., Ltd., dated as of June 30, 2014 (11)
10.16	Mutual Rescission Agreement dated November 15, 2016 by and among the Company, Liu Guangyuan and Jinke (13)
10.17	Share Transfer Agreement with Wee San Chuan, Francis, dated January 1, 2015
10.18	Employment Agreement with Jane Yu dated September 30, 2016
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

(1)	Incorporated by reference to Form SB-2 filed on January 6, 2006.
(2)	Incorporated by reference to Form 8-K/A filed on August 8, 2007.
(3)	Incorporated by reference to Form 8-K filed on February 28, 2008.
(4)	Incorporated by reference to Form 8-K filed on March 11, 2008.
(5)	Incorporated by reference to Form 8-K filed on July 31, 2008.
(6)	Incorporated by reference to Form 8-K filed on November 5, 2008.
(7)	Incorporated by reference to the Form 8-K filed on January 4, 2010.
(8)	Incorporated by reference to the Form 8-K filed on December 1, 2011.
(9)	Incorporated by reference to the Form 8-K filed on April 5, 2012.
(10) (11) (12)

Incorporated by reference to the Form 8-K filed on March 27, 2013
Incorporated by reference to the Form 8-K filed on August 8, 2014.

Incorporated by reference to the Form 8-K filed on January 29, 2015.

(13)	Incorporated by reference to the Form 8-K/A filed on November 15, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TELETECH HOLDING, INC.

Date: March 27, 2017	By:	/s/ Yankuan Li
Yankuan Li
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 27, 2017	By:	/s/ Jane Yu
Jane Yu
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yankuan Li	President, Chief Executive Officer and Director
Yankuan Li	(Principal Executive Officer)	March 27, 2017

/s/ Yuan Zhao	Director
Yuan Zhao		March 27, 2017

/s/ Jane Yu	Chief Financial Officer and Secretary
Jane Yu	(Principal Financial and Accounting Officer)	March 27, 2017

China Teletech Holding, Inc.

Audited Consolidated Financial Statements

December 31, 2016 and 2015

(Stated in US Dollars)

China Teletech Holding, Inc.

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Shareholders of China Teletech Holding, Inc.

We have audited the accompanying consolidated balance sheets of China Teletech Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the each of the years in the two-year period ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has a working capital deficiency and accumulated deficit from recurring net losses as of December 31, 2016. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 6 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Centurion ZD CPA Limited

Hong Kong, China

March 27, 2017

China Teletech Holding, Inc.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

(Stated in US Dollars)

	Note	12/31/2016	12/31/2015
ASSETS

Current Assets
Cash and cash equivalents		$-	$-
Other receivables	3	-	-
Prepaid expenses		200,000	200,000
Total Current Assets		200,000	200,000

TOTAL ASSETS		$200,000	$200,000

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Due to related parties	4	$413,152	402,564
Accrued liabilities and other payables		54,000	12,000
Total Current Liabilities		467,152	414,564

TOTAL LIABILITIES		$467,152	$414,564

STOCKHOLDERS’ EQUITY
Common stock US$0.01 par value; 1,000,000,000 authorized, 147,513,776 and 147,513,776 shares issued and outstanding at December 31, 2016 and 2015, respectively.		$1,475,138	$1,475,138
Additional Paid in capital		5,878,765	5,878,765
Accumulated Other Comprehensive Income		8,970	8,970
Retained Deficit		(7,630,025)	(7,577,437)
TOTAL STOCKHOLDERS’ EQUITY		$(267,152)	$(214,564)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$200,000	$200,000

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended 31, 2016 and 2015

(Stated in US Dollars)

	Note	12/31/2016	12/31/2015
Sales		$-	$-
Cost of sales		-	-
Gross profit		-	-

Operating expenses
Administrative and general expenses		52,588	66,020
Total operating expense		52,588	66,020

Loss From Operations		(52,588)	(66,020)

Loss on disposal of subsidiaries		-	(12,398)
Loss before taxation		(52,588)	(78,418)
Income tax		-	-
Net Loss		$(52,588)	$(78,418)

Other Comprehensive Income:
Foreign currency translation change		-	(30,294)
Comprehensive loss		(52,588)	(108,712)

Net Loss Attributable To:
- Non controlling interest		$-	$-
- the Company		(52,588)	(108,712)
		$(52,588)	$(108,712)
Earnings Loss Per Share	5
-Basic		$-	$-
-Diluted		$-	$-

Weighted Average Shares Outstanding
-Basic		147,513,776	147,513,776
-Diluted		147,513,776	147,513,776

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

As of December 31 2016 and 2015

(Stated in US Dollars)

	Total		Additional	Accumulated Other		Non-
	Number	Common	Paid in	Comprehensive	Retained	Controlling
	of Shares	Stock	Capital	Income	Deficit	Interest	Total
Balance at January 1, 2015	147,513,776	1,475,138	5,878,765	39,264	(7,499,019)	-	(105,852)
Net loss	-	-	-	-	(78,418)	-	(78,418)
Foreign Currency Translation	-	-	-	(30,294)	-	-	(30,294)
Balance at December 31, 2015	147,513,776	1,475,138	5,878,765	8,970	(7,577,437)	-	(214,564)

Balance at January 1, 2016	147,513,776	1,475,138	5,878,765	8,970	(7,577,437)	-	(214,564)
Net loss	-	-	-	-	(52,588)	-	(52,588)
Balance at December 31, 2016	147,513,776	1,475,138	5,878,765	8,970	(7,630,025)	-	(267,152)

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Consolidated Statements of Cash Flows

As of December 31 2016 and 2015

(Stated in US Dollars)

	12/31/2016	12/31/2015
Cash flow from operating activities
Net Loss before tax	$(52,588)	$(78,418)

Loss on disposal of subsidiaries	-	12,398
Increase in accrued liabilities and other payables	42,000	2,000
Increase in amount due to related parties	10,588	92,314

Net cash provided by operating activities	-	28,294

Cash flows from investing activities
Net cash outflow from disposal of subsidiaries	-	(9,704)

Net cash provided by investing activities	$-	$(9,704)

Cash flows from financing activities	-	-

Net cash provided by financing activities	-	-

Net Increase in Cash & Cash Equivalents	-	18,590

Effect of Currency Translation	-	(30,294)

Cash & Cash Equivalents at Beginning of Year	-	11,704

Cash & Cash Equivalents at End of Year	$-	$-

See Notes to Consolidated Financial Statements and Accountants’ Report

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015

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

On November 15, 2016, the Company, SJD and Guangyuan Liu, the holder of 97% of the equity interest of SJD, entered into a certain Mutual Rescission Agreement (the “Rescission Agreement”), whereby the parties agreed to rescind the Jinke Exchange Agreement and unwind the Jinke Reverse Merger as if they never occurred, for a consideration of 10,000,000 newly issued restricted shares (the “Rescission Shares”) of the Company’s common stock to be issued to the Guangyuan Liu, the holder of 97% of the equity interest of SJD upon closing of the transactions contemplated in the Rescission Agreement. Upon closing of the Rescission Agreement on November 15, 2016, the Guangyuan Liu, the holder of 97% of the equity interest of SJD, returned and surrendered 20 million of the Company share and the Company returned and surrendered the 51% of the issued and outstanding securities of SJD and issued the Rescission Shares to Guangyuan Liu, the holder of 97% of the equity interest of SJD. The Company filed Form 8-K with the U.S Securities and Exchange Commission on November 15, 2016 detailing the transaction; the Rescission Agreement was filed as an exhibit to the Form 8-K.

The difference between the beginning balance of 2014 and the ending balance of 2013 is due to the change of organization structure. According to Rescission Agreement, whereby the parties agreed to rescind the Jinke Exchange Agreement and unwind the Jinke Reverse Merger as if they never occurred, for a consideration of 10,000,000 newly issued restricted shares (the “Rescission Shares”) of the Company’s common stock to be issued to the Guangyuan Liu, the holder of 97% of the equity interest of SJD upon closing of the transactions contemplated in the Rescission Agreement.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015

On November 8, 2016, the Company registered a wholly-owned subsidiary, namely Strategic Service Group Limited, which was incorporated in British Virgin Islands.

The principal activity of the Company is investment holding company .

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

The consolidated financial statements include the accounts of China Teletech Holdings, Inc. and a wholly owned subsidiary. The consolidated financial statements were compiled in accordance with generally accepted accounting principles of the United States of America. All significant inter-company accounts and transactions have been eliminated in consolidation.

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of December 31, 2016, detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Strategic Services Group Limited	BVI	100%	USD 100

(c)	Economic and Political Risks

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

As of December 31, 2016 and 2015

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

(h)	Accounting for Impairment of Long-Lived Assets

The Company adopted FASB ASC Topic 360-10-05 “Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015

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

Revenue is measured at the fair value of the consideration received and receivable. Provided it is probable that the economic benefits will flow to the Company and the revenue and costs incurred or to be incurred, if applicable, can be measure reliably, revenue is recognized in profit or loss.

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

As of December 31, 2016 and 2015

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

Exchange Rates	12/31/2016	12/31/2015
Year end RMB : US$ exchange rate	6.9448	6.4907
Average year RMB : US$ exchange rate	6.6435	6.2175

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(o)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented FASB ASC Topic 740 “Income Taxes”. Income tax liabilities computed according to the United States, People’s Republic of China (PRC), and British Virgin Islands (BVI) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries domiciled and operated in China, the taxation of these entities are summarized below:

Subsidiary	Country of Domicile	Income Tax Rate
Strategic Services Group Limited	British Virgin Islands	0.00%

●	Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise thereby eliminating any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015

●	Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company does not have taxable income to be reported in the United States income tax for the year ended December 31, 2016 and 2015.

(p)	Statutory Reserve

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

As of December 31, 2016 and 2015

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2016 and 2015, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

(s)	Other Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.

Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the years ended December 31, 2016 and 2015 included net income and foreign currency translation adjustments.

(t)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350 “Intangibles and Other”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

(u)	Segment Reporting

FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015

(v)	Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. We do not expect that the adoption will have a material impact on our consolidated financial statements.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. We are evaluating the effect that ASU No. 2016-09 will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the potential impact of ASU 2016-15 on our financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. We do not anticipate that the adoption of this ASU to have a significant impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015

3.	OTHER RECEIVABLES

	As of 12/31/2016	As of 12/31/2015

Other receivables	800,000	800,000
Less: provision of impairment	(800,000)	(800,000)
	$-	$-

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

4.	DUE TO RELATED PARTIES

	As of 12/31/2016	As of 12/31/2015

Ms. Li, Yankuan	413,152	402,564
	$413,152	$402,564

Ms. Yankuan Li, Chief Executive Officer and Director of the Company, made advances to the Company to help fund the Company’s prior operations. These advances are unsecured and interest free. There is no due date for repayment.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015

5.	EARNINGS PER SHARE

	2016	2015
Basic and diluted loss per share numerator
Net loss	$(52,588)	$(78,418)
Loss attributable to non-controlling interest	-	-
Loss attributable to common stockholders	$(52,588)	$(78,418)

Original Shares:	147,513,776	147,513,776
Additions from Actual Events
- Issuance of shares	-	-
Basic weighted average shares outstanding	147,513,776	147,513,776
Loss Per Share
- Basic	$-	$-
- Diluted	$-	$-

Weighted Average Shares Outstanding
- Basic	147,513,776	147,513,776
- Diluted	147,513,776	147,513,776

6.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2016, the Company reported a net loss of $52,588 and working capital deficit of $267,152. The Company had an accumulated deficit of $7,630,025 as of December 31, 2016 due to the fact that the Company continued to incur losses over the past several years.

The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders or external debt financing will provide the additional cash to meet the Company’s obligations as they become due.

These consolidation financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015

7.	DISPOSAL OF SUBSIDIARIES

On January 1, 2015, the Company entered into an agreement with an independent third party to dispose of its wholly-owned subsidiaries, Global Telecom Holdings, Ltd. and China Teletech Limited.

The Company sold its interests in Global Telecom Holdings, Ltd. and China Teletech Limited for an aggregate of $2,000 consideration. The carrying amount of the net assets of Global Telecom Holdings, Ltd. and China Teletech Limited was $14,398 as of disposal date and the Company recognized a loss of $ 12,398 on the disposal accordingly.

8.	SUBSEQUENT EVENTS

The company has evaluated the period after the balance sheet date through the day that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements except the following:

On November 15, 2016, the Company, Liaoning Kuncheng Education Investment Co. Ltd., a company organized under the laws of the People’s Republic of China (the “Kuncheng”), and Kunyuan Yang, the sole shareholder of Kuncheng (the “Kuncheng Shareholder”), entered into a certain share exchange agreement (the “Kuncheng Exchange Agreement”) pursuant to which the Company agreed to purchase 51% of the equity ownership in Kuncheng, with the purchase price as an aggregate of 30 million shares of Common Stock issued to the Kuncheng Shareholder (the “Kuncheng Share Exchange”). The Company filed Form 8-K with the U.S Securities and Exchange Commission on November 15, 2016 detailing the transaction; the Agreement was filed as an exhibit to the Form 8-K. As of December 31, 2016, 20 million shares are pending issuance.

