Form 10-Q
period 2017-03-31
China Teletech Holding Inc
filed 2017-05-23
CIK 1346287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 333-130937

CHINA TELETECH HOLDING, INC.

 (Exact name of registrant as specified in its charter)

Florida	59-3565377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Liwan District, No. 145 Enzhou Big Lane, B2 Fuli Square, 8th Zhongshan Road, Unit 505, 5/F, Guangzhou, Guangdong, China	32301
(Address of principal executive offices)	(Zip Code)

(850) 521-1000

 (Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 15, 2017, there were 173,663,776 shares of common stock, $0.01 par value outstanding.

CHINA TELETECH HOLDINGS, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Teletech Holding, Inc.

Consolidated Balance Sheets

As of March 31, 2017 (unaudited) and December 31, 2016 (audited)

(Stated in US Dollars)

	Note	3/31/2017	12/31/2016
		USD	USD
		(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents		$-	$-
Deposit and prepaid expenses		230,000	200,000
Other receivable		-	-
Total Current Assets		230,000	200,000

Non-Current Assets
Other asset deposit		-	-
Total Non-Current Assets		-	-

TOTAL ASSETS		$230,000	$200,000

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Due to related parties		$477,817	$413,152
Accrued liabilities and other payable		79,874	54,000

Total Current Liabilities		557,691	467,152

TOTAL LIABILITIES		$557,691	$467,152

STOCKHOLDERS’ EQUITY
Common stock US$0.01 par value; 1,000,000,000 authorized, 173,663,776 and 147,513,776 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively		$1,736,638	$1,475,138
Additional paid in capital		5,693,999	5,878,765
Other comprehensive capital		8,970	8,970
Retained Deficit		(7,767,298)	(7,630,025)

TOTAL STOCKHOLDERS’ DEFICIT		(327,691)	(267,152)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		230,000	200,000

See Notes to Consolidated Financial Statements

China Teletech Holding, Inc.

Consolidated Statements of Income

For the three-month periods ended March 31, 2017 and 2016 (unaudited)

(Stated in US Dollars)

	3/31/2017	3/31/2016
	USD	USD
	(Unaudited)	(Unaudited)
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Administrative and general expenses	137,273	-
Total operating expense	137,273	-

Operating Income / (Loss)	(137,273)	-

Gain on forgiveness of long term debt	-	-
Other income	-	-
Interest income	-	-
Other Expenses	-	-
Interest expenses	-	-
Total other income / (expense)	-	-

Income/(Loss) before taxation	(137,273)	-
Income tax	-	-
Loss from Continuing Operations	(137,273)	-

Net Income (Loss)	$(137,273)	$-

Other comprehensive income:
Foreign currency translation change	-	-
Comprehensive income:	$-	$-

Attributable to:
-minority interest	$-	$-
-the Company	-	-
	$-	$-
Earnings Per Share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Shares Outstanding
-Basic	171,913,332	147,513,776
-Diluted	171,913,332	147,513,776

See Notes to Consolidated Financial Statements

China Teletech Holding, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the three-month periods ended March 31, 2017 (unaudited) and the year ended December 31, 2016 (audited)

(Stated in US Dollars)

				Foreign
	Total		Additional	Currency		Non-
	Number	Common	Paid in	Translation	Retained	controlling
	of Shares	Stock	Capital	Adjustment	Deficit	Interest	Total
Balance, January 1, 2016	147,513,776	1,475,138	5,878,765	8,970	(7,577,437)	-	(214,564)
Net Loss	-	-	-	-	(52,588)	-	(52,588)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-
Balance at December 31, 2016	147,513,776	1,475,138	5,878,765	8,970	(7,630,025)	-	(267,152)

Balance, January 1, 2017	147,513,776	1,475,138	5,878,765	8,970	(7,630,025)	-	(267,152)
Net Income/loss	-	-	-	-	(137,273)	-	(137,273)
Issuance of common stock - acquisition	10,000,000	100,000	(70,000)	-	-	-	30,000
Issuance of common stock – compensation	13,650,000	136,500	(97,266)	-	-	-	39,234
Issuance of common stock – commission	2,500,000	25,000	(17,500)	-	-	-	7,500
Balance at March 31, 2017	173,663,776	1,736,638	5,693,999	8,970	(7,767,298)	-	(327,691)

See Notes to Consolidated Financial Statements

China Teletech Holding, Inc.

Consolidated Statements of Cash Flows

For the three months periods ended March 31, 2017 and 2016 (unaudited)

(Stated in US Dollars)

	3/31/2017	3/31/2016
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net Income (Loss)	(137,273)	$-
Reconciliation to cash flow:		-
Share issued for commission	7,500	-
Share issued for compensation	39,234	-
Depreciation		-
Decrease (Increase) in other receivables	-	-
Decrease (Increase) in amount due from related parties	-	-
Decrease (Increase) in deposit and prepaid expenses	(30,000)	-
Decrease (Increase) in purchase deposit	-	-
Decrease (Increase) in inventories	-	-
Increase (Decrease) in tax payables	-	-
Increase (Decrease) in accrued liabilities and other payables	25,874	-
Increase (Decrease) in due to related parties	64,665	-
Cash provided by operating activities	(30,000)	-
	-	-
Net cash provided by (used in) operating activities	(30,000)	-

Cash flows from investing activities
Net cash inflow	-	-
Payments for deposits	-	-
Disposal for short-term investment	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Issuance of common stock	30,000	-
	-	-
Net cash provided by (used in) financing activities	30,000	-

Net increase in cash and cash equivalents for the Year	-	-
Effect of Currency Translation	-	-
	-	-
Cash & Cash Equivalents at Beginning of Year	-	-

Cash & Cash Equivalents at End of Year	-	-

NON CASH ITEMS
Issuance of common stock for compensation	39,234	-
Issuance of common stock for commission	7,500	-
Issuance of common stock for acquisition	30,000	-

TOTAL	76,734	-

See Notes to Consolidated Financial Statements

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2017 and December 31, 2016

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

As of March 31, 2017 and December 31, 2016

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

The consolidated financial statements include the accounts of China Teletech Holdings, Inc. and a wholly owned subsidiary. The consolidated financial statements were compiled in accordance with generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

The company owned the following subsidiary since the reserve-merger and soon thereafter. As of March 31, 2017 detailed identities of the consolidating subsidiary are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Strategic Services Group Limited	BVI	100%	USD 100

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2017 and December 31, 2016

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

As of March 31, 2017 and December 31, 2016

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

(h)	Accounting for Impairment of Long-Lived Assets

The Company adopted FASB Topic 360-10-05 “Impairment or Disposal of Long-Live Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

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

As of March 31, 2017 and December 31, 2016

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

Exchange Rates	3/31/2017	12/31/2016
Period end RMB : US$ exchange rate	6.8832	6.9448
Average period RMB : US$ exchange rate	6.8853	6.6435

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2017 and December 31, 2016

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

In respect of the Company’s subsidiary domiciled and operated in China, the taxation of these entities are summarized below:

Subsidiary	Country of Domicile	Income Tax Rate
Strategic Services Group Limited	British Virgin Islands	0.00%

●	Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise thereby eliminating any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

●	Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company shall not be subject to United States income tax for the quarter ended March 31, 2017 and for year ended December 31, 2016.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2017 and December 31, 2016

(p)	Statutory Reserve

Statutory reserve refers to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equaling 50% of the enterprise’s registered capital.

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

As of March 31, 2017 and December 31, 2016, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2017 and December 31, 2016

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with Statement of FASB ASC Topic 350, “Intangibles and Other”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

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

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2017 and December 31, 2016

(v)	Stock-based Compensation

The Company records stock-based compensation expense pursuant to FASB Topic ASC 718-10, “Share Based Payment Arrangement,” which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

(w)	Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-1 “Topic 805, Business Combinations: Clarifying the Definition of a Business”. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. We do not expect the adoption of ASU 2017-1 to have a material impact on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption. Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2017 and December 31, 2016

3.	DEPOSIT AND PREPAID EXPENSES

	3/31/2017	12/31/2016
Type of Account
Deposit	$30,000	$-
Prepaid expenses	200,000	200,000
Total prepaid expenses	230,000	200,000

On January 3, 2017, the Company issued 10,000,000 shares of its common stock as deposit to acquire Liaoning Kuncheng Education Investment Co. Ltd. The market price was $0.003 on January 3, 2017, total amount paid was $30,000.

The $200,000 prepaid expenses were paid to Jinke per agreement. The agreement was canceled on November 2016. According to the Jinke Rescission Agreement, the Company is expecting to receive the repayment from Jinke.

4.	OTHER RECEIVABLES

	3/31/2017	12/31/2016
Type of Account
Other receivables	$800,000	$800,000
Less: Provision of impairment	(800,000)	(800,000)
Other receivable, net	-	-

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

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2017 and December 31, 2016

5.	DUE TO RELATED PARTIES

The following table presents the balances the Company due to and from related parties.

	3/31/2017	12/31/2016
Due to Ms. Li, Yankuan	$477,817	$413,152
Other shareholder	-	-
	477,817	413,152

Ms. Yankuan Li, Chief Executive Officer and Director of the Company, made advances to the Company to help fund the Company’s prior operations. These advances are unsecured and interest free. There is no due date for repayment.

6.	EARNINGS PER SHARE

	3/31/2017	12/31/2016
Basic and diluted loss per share numerator
Net Loss	$(137,273)	$(52,588)
Loss attributable to non-controlling interest	-	-
Loss attributable to common stockholders	(137,273)	$(52,588)

Original Shares:	147,513,776	147,513,776
Additions from Actual Events
Issuance of shares	26,150,000	-
Balance as at end of period and year	173,663,776	147,513,776

Basic weighted average shares outstanding
Loss Per Share
-Basic	$-	$-
-Diluted	-	-

Weighted average shares outstanding
-Basic	171,913,332	147,513,776
-Diluted	171,913,332	147,513,776

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2017 and December 31, 2016

7.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2017, the Company reported a net loss of $137,273 and working capital deficit of $327,691. The Company had an accumulated deficit of $7,767,298 as of March 31, 2017 due to the fact that the Company continued to incur losses over the past several years.

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

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2017 and December 31, 2016

8.	COMMON STOCK

On January 3, 2017, the Company issued 23,220,000 share of common stock for acquisition, compensation and commission. The market price was $0.003. The payment for acquisition was $30,000; for compensation was $32,160 and for commission was $7,500.

On February 3, 2017, the Company issued 1,400,000 share of common stock as a stock compensation. The market price was $0.0022 and the total payment was $3,278.

On February 8, 2017, the Company issued 1,400,000 share of common stock as a stock compensation. The market price was $0.0026 and the total payment was $3,796.

9.	SUBSEQUENT EVENTS

The company has evaluated the period after the balance sheet date through the day that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements except the following:

On November 15, 2016, the Company, Liaoning Kuncheng Education Investment Co. Ltd. (“LKEI”), a company organized under the laws of the People’s Republic of China (the “Kuncheng”), and Kunyuan Yang, the sole shareholder of Kuncheng (the “Kuncheng Shareholder”), entered into a certain share exchange agreement (the “Kuncheng Exchange Agreement”) pursuant to which the Company agreed to purchase 51% of the equity ownership in Kuncheng, with the purchase price as an aggregate of 30 million shares of Common Stock issued to the Kuncheng Shareholder (the “Kuncheng Share Exchange”). The Company filed Form 8-K with the U.S Securities and Exchange Commission on November 15, 2016 detailing the transaction; the Agreement was filed as an exhibit to the Form 8-K. The Company issued 10 million shares on January 3, 2017. As of March 31, 2017, 20 million shares are pending issuance.

On May 15, 2017, the Company established a Joint Venture Company Liaoning Kunchengyuan Internet Technology Co. Ltd. in the PRC with LKEI. The Company owns 51% while the LKEI owns 49%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2017 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As of March 31, 2017, the Company reported a net loss of $137,273, working capital deficit of $327,691 and had an accumulated deficit of $7,767,298 due to the fact that the Company continued to incur losses over the past several years.

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

Results of Operations

Results of Operation for the three months ended March 31, 2017 compared with three months ended March 31, 2016

Total Revenue

The revenue was nil for the three months ended March 31, 2017, as compared to nil during the three months ended March 31, 2016, since we were an investment holding company without business activities.

Expenses

Our general and administrative expenses (“G&A expenses”) were $137,273 during the three months ended March 31, 2017 as compared to nil during the three months ended March 31, 2016, representing a decrease in amount of $137,273. The increase in G&A Expenses was mainly due to the increase in professional fees incurred for certain exchange agreements.

Net Income

We recorded a net loss of $137,273 during the three months ended March 31, 2017 as compared to net loss of nil during the three months ended March 31, 2016. The increase of net loss was mainly due to the increase of G&A Expenses during the three months ended March 31, 2017.

Liquidity and Capital Resources

Cash used by operating activities was $30,000 during the three months ended March 31, 2017 as compared to cash provided by operating activities was $0 during the same period of 2016.  Cash used by operating activities during the first three months of 2017 was mainly resulted from general and administrative expenses of $137,273, added adjustments of stock issued for compensation and commission $ net decrease in current assets (other receivables, amounts due from a related party, purchase deposit, inventories) $19,038 and net increase in current liabilities (accrued liabilities and other payables and tax payables) $21,034.  Cash provided by operating activities during the first three months of 2013 was mainly resulted from net profit of $43,706, added adjustments of non-controlling interest $18,160, net decrease in current assets (other receivables, amounts due from a related party, purchase deposit, inventories) $40,794, net increase in current liabilities (accrued liabilities and other payables and tax payables) $36,528 and share compensation $30,000.

There was no cash flow provided by or used in investing activities in the first three months of 2017 and the same period of 2016.

Cash flows used in financing activities were $30,000 and nil for the first three months of 2017 and 2016. Cash provided from investing activities during the three months period of 2017 was resulted from issuance of common stock for acquisition.

The cash balance for the Company as of March 31, 2017 was nil as all the cash expenses were paid by the director. Please refer to Note 8 Going Concern for the long term financial support arrangement in the cash requirements of the Company.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 of our financial statements included in this quarter report on Form 10-Q for the period ended March 31, 2017.  Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note 2(w) to Consolidated Financial Statements for the periods ended March 31, 2017.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

CHINA TELETECH HOLDING, INC.

Date: May 22, 2017	By:	/s/ Yankuan Li
Yankuan Li
President and Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2017	By:	/s/ Jane Yu
Jane Yu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

