Form 10-Q
period 2017-09-30
China Teletech Holding Inc
filed 2017-11-21
CIK 1346287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 20, 2017, there were 196,373,776 shares of common stock, $0.01 par value outstanding.

CHINA TELETECH HOLDINGS, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Teletech Holding, Inc.

Unaudited Consolidated Balance Sheets

(Stated in US Dollars)

		9/30/2017	12/31/2016
	Note	(Unaudited)	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents		$-	$-
Prepaid expenses		200,000	200,000
Total Current Assets		200,000	200,000

TOTAL ASSETS		$200,000	$200,000

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Due to related parties	4	$539,057	413,152
Contingency liabilities		43,219	-
Accrued liabilities and other payables		54,000	54,000
Total Current Liabilities		636,276	467,152

TOTAL LIABILITIES		$636,276	$467,152

STOCKHOLDERS’ EQUITY
Common stock US$0.01 par value; 1,000,000,000 authorized, 181,883,776 and 147,213,776 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.		$1,818,838	$1,475,138
Shares to be issued		64,750	-
Additional Paid in capital		5,710,292	5,878,765
Other Comprehensive Income		8,970	8,970
Retained Deficit		(8,039,126)	(7,630,025)
TOTAL STOCKHOLDERS’ DEFICIT		$(436,276)	$(267,152)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$200,000	$200,000

See Notes to Unaudited Consolidated Financial Statements

China Teletech Holding, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(Stated in US Dollars)

		For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
	Note	(Unaudited)	(Unaudited)
Sales		$-	$-
Cost of sales		-	-
Gross profit		-	-

Operating expenses		-	-
Administrative and general expenses		409,101	44,588
Total operating expense		409,101	44,588

Loss From Operations		(409,101)	(44,588)

Loss on disposal of subsidiaries		-	(44,588)
Loss before taxation		(409,101)	(44,588)
Income tax		-	-
Net Loss		$(409,101)	$(44,588)

Other Comprehensive Income:
Foreign currency translation change		-	-
Comprehensive Loss:		-	-

Net Loss Attributable To:
- Non controlling interest		$-	$-
- the Company		(409,101)	(44,588)
		$(409,101)	$(44,588)
Earnings/ (Loss) Per Share	5
-Basic		$(0.002)	$(0.0003)
-Diluted		$(0.002)	$(0.0003)

Weighted Average Shares Outstanding
-Basic		181,883,776	147,213,776
-Diluted		161,382,605	147,213,776

See Notes to Unaudited Consolidated Financial Statements

China Teletech Holding, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(Stated in US Dollars)

	Total		Shares	Additional	Other
	Number	Common	To be	Paid in	Comprehensive	Retained
	of Shares	Stock	Issued	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2016	147,513,776	1,475,138	-	5,878,765	8,970	(7,577,437)	(214,564)
Net loss	-			-		(44,588)	-
Balance at September 30, 2016	147,513,776	1,475,138	-	5,878,765	8,970	(7,550,054)	(261,151)

Balance, January 1, 2017	147,513,776	1,475,138	-	5,878,765	8,970	(7,630,025)	(267,152)
Common stock issuance	34,370,000	343,700	64,750	(168,473)			243,077
Net loss	-	-		-	-	(409,101)	(409,101)
Balance at September 30, 2017	181,883,776	1,818,838	64,750	5,710,292	8,970	(8,039,126)	(436,276)

See Notes to Unaudited Consolidated Financial Statements

China Teletech Holding, Inc.

Unaudited Consolidated Statements of Cash Flows

(Stated in US Dollars)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net Loss before tax	$(409,101)	$(44,588)

Non-cash compensation	239,977
Loss on disposal of subsidiaries	-	44,588
Increase in accrued liabilities and other payables	43,219	-
Increase in amount due to related parties	125,905	-

Net cash provided by operating activities	-	-

Cash flows from investing activities

Net cash provided by investing activities	$-	$-

Cash flows from financing activities	-	-

Net cash provided by financing activities	-	-

Net Increase in Cash & Cash Equivalents	-	-

Effect of Currency Translation	-	-

Cash & Cash Equivalents at Beginning of Year	-	-

Cash & Cash Equivalents at End of Year	$-	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

China Teletech Holding, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

China Teletech Holding, Inc.

Notes to Unaudited Consolidated Financial Statements

On November 8, 2016, the Company registered a wholly-owned subsidiary, namely Strategic Service Group Limited, which was incorporated in British Virgin Islands.

The principal activity of the Company is investment holding company.

On November 15, 2016, the Company, Kunyuan Yang, the sole shareholder of Kuncheng (the “Kuncheng Shareholder”), and Liaoning Kuncheng Education Investment Co. Ltd., entered into a certain share exchange agreement (the “Kuncheng Exchange Agreement”) pursuant to which China Teletech agreed to purchase 51% of the equity ownership in Kuncheng, with the purchase price as an aggregate of 30 million shares of Common Stock issued to the Kuncheng Shareholder (the “Kuncheng Share Exchange”). The Company filed Form 8-K with the U.S Securities and Exchange Commission on November 15, 2016 detailing the transaction; the Agreement was filed as an exhibit to the Form 8-K. As of December 31, 2016, 30 million shares are pending issuance upon the completion of all legal procedures.

The Kuncheng Exchange Agreement was closed on November 13, 2017. 20 million shares were issued in the first half year of 2017. The remaining 10,000,000 shares common stock of China Teletech will be issued after China Teletech files Form Super 8-K with the U.S Securities and Exchange Commission.

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of September 30, 2017, detailed identities of the consolidating subsidiaries are as follows:-

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital

Strategic Services Group Limited	BVI	100%	USD 7,800

China Teletech Holding, Inc.

Notes to Unaudited Consolidated Financial Statements

(c)	Economic and Political Risks

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

(g)	Accounting for Impairment of Long-Lived Assets

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

China Teletech Holding, Inc.

Notes to Unaudited Consolidated Financial Statements

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

(h)	Revenue Recognition

Revenue is measured at the fair value of the consideration received and receivable. Provided it is probable that the economic benefits will flow to the Company and the revenue and costs incurred or to be incurred, if applicable, can be measure reliably, revenue is recognized in profit or loss.

(i)	Cost of Sales

The Company’s cost of sales is comprised mainly of cost of goods sold.

(j)	Selling Expenses

Selling expenses are comprised of salaries for the sales force, client entertainment, commissions, advertising, and travel and lodging expenses.

(k)	General & Administrative Expenses

General and administrative expenses include executive compensation, general overhead such as the finance department and administrative staff, depreciation, office rental and utilities.

(l)	Advertising

The Company expensed all advertising costs as incurred.

(m)	Foreign Currency Translation

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

China Teletech Holding, Inc.

Notes to Unaudited Consolidated Financial Statements

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

Exchange Rates	9/30/2017	9/30/2016
For the nine months period end RMB : US$ exchange rate	6.6369	6.6778
Average nine months period RMB : US$ exchange rate	6.7983	6.6415

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

In respect of the Company’s subsidiaries domiciled and operated in China, the taxation of these entities are summarized below:

Subsidiary	Country of Domicile	Income Tax Rate
Strategic Services Group Limited	British Virgin Islands	0.00%

China Teletech Holding, Inc.

Notes to Unaudited Consolidated Financial Statements

●	Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise thereby eliminating any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

●	Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company does not have taxable income to be reported in the United States income tax for the nine months ended September, 2017 and 2016.

(o)	Statutory Reserve

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

China Teletech Holding, Inc.

Notes to Unaudited Consolidated Financial Statements

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of September 30, 2017 and December 31, 2016, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

China Teletech Holding, Inc.

Notes to Unaudited Consolidated Financial Statements

(v)	Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. We do not expect that the adoption will have a material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. We are evaluating the effect that ASU No. 2016-09 will have on our financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. We do not anticipate that the adoption of this ASU to have a significant impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect the adoption of this ASU to have a material impact on our financial statements.

China Teletech Holding, Inc.

Notes to Unaudited Consolidated Financial Statements

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. We do not expect that adoption of this ASU to have a material effect on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

3.	OTHER RECEIVABLES

	As of 9/30/2017	As of 12/31/2016

Other receivables	800,000	800,000
Less: provision of impairment	(800,000)	(800,000)
	$-	$-

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

4.	DUE TO RELATED PARTIES

	As of 9/30/2017	As of 12/31/2016

Ms. Li, Yankuan	539,057	413,152
	$539,057	$413,152

Ms. Yankuan Li, Chief Executive Officer and Director of the Company, made advances to the Company to help fund the Company’s prior operations. These advances are unsecured and interest free. There is no due date for repayment.

China Teletech Holding, Inc.

Notes to Unaudited Consolidated Financial Statements

5.	EARNINGS PER SHARE

	2017	2016
Basic and diluted loss per share numerator
Net loss	$(409,101)	$(44,588)
Loss attributable to non-controlling interest	-	-
Loss attributable to common stockholders	$(409,101)	$(44,588)

Original Shares:	147,213,776	147,213,776
Additions from Actual Events
- Issuance of shares	34,670,000	-
Basic weighted average shares outstanding	181,883,776	147,213,776
Loss Per Share
- Basic	$-	$-
- Diluted	$-	$-

Weighted Average Shares Outstanding
- Basic	181,883,776	147,213,776
- Diluted	161,382,605	147,213,776

6.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the nine months ended September 30, 2017, the Company reported a net loss of $409,101 and working capital deficit of $436,276. The Company had an accumulated deficit of $8,039,126 as of September 30, 2017 due to the fact that the Company continued to incur losses over the past several years.

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

China Teletech Holding, Inc.

Notes to Unaudited Consolidated Financial Statements

7.	SUBSEQUENT EVENTS

The company has evaluated the period after the balance sheet date up through the day that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements except the following:

On November 15, 2016, the Company, Liaoning Kuncheng Education Investment Co. Ltd., a company organized under the laws of the People’s Republic of China (the “Kuncheng”), and Kunyuan Yang, the sole shareholder of Kuncheng (the “Kuncheng Shareholder”), entered into a certain share exchange agreement (the “Kuncheng Exchange Agreement”) pursuant to which the Company agreed to purchase 51% of the equity ownership in Kuncheng, with the purchase price as an aggregate of 30 million shares of Common Stock issued to the Kuncheng Shareholder (the “Kuncheng Share Exchange”). The Company filed Form 8-K with the U.S Securities and Exchange Commission on November 13, 2017 detailing the transaction; the Agreement was filed as an exhibit to the Form 8-K. As of September 30, 2017, 10 million shares are pending issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the nine months ended September 30, 2017 and 2016 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-Q for the nine months ended September 30, 2017. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Company Overview

As a result of the Kuncheng Share Exchange, we are a limited liability company primarily engaged in providing education-related services and investment in education services and education entities.

Kuncheng acquired the Center pursuant to Project Acquisition Agreement dated April 20, 2016, where Kuncheng acquired the Center as well as the education programs, International A-Level test preparation program and tutoring program that the Center has operated. Via the Center, Kuncheng’s revenue includes tuition fees and boarding fee from the International A-Level test preparation program, and tutoring fees from the tutoring program.

Going Concern

The quarterly consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2017, the Company has an accumulated loss of $8,039,126 due to the fact that the Company incurred losses over the past several years.

These losses have affected the Company’s ability to pay PRC government tax and outstanding loans. So far, no tax payment has been in arrears. The balance of related party loans as of September 30, 2017 and December 31, 2016 was approximately $0.54 million and $0.41 million respectively, which accounted for 270% and 207% of total assets as of September 30, 2017 and December 31, 2016, respectively. The Company has significantly relied on related party loans to meet the liquidity and capital resource requirements. The table below provides a description of our related party loans outstanding as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
Due to related parties	2017	2016

Ms. Li, Yankuan	$539,057	$413,152

Ms. Yankuan Li, Chief Executive Officer and Director of the Company, made advances to the Company to help fund the Company’s prior operations. These advances are unsecured and interest free. There is no due date for repayment.

Results of Operations

Results of Operation for the nine months ended September 30, 2017 compared with the nine month ended September 30, 2016

Expenses

Our general and administrative expenses ("G&A expenses") were $409,101 during the nine months ended September 30, 2017, as compared to $44,588 during the nine months ended September 30, 2016, representing an increase of $364,513, or 817.5%. The increase in G&A expenses was mainly due to the increase of auditing fee, legal fee and compensation cost.

Net Income

Net loss of $409,101 was recorded during the nine months ended September 30, 2017 as compared to net loss of $44,588 during the nine months ended September 30, 2016. The increase of net loss was mainly due to the increase of auditing fee, legal fee and compensation cost.

Liquidity and Capital Resources

Cash used in operating activities was $Nil during the nine months ended September 30, 2017, as compared to cash used in operating activities was $Nil during the nine months ended September 30, 2017. Cash used in operating activities for the nine months ended September 30, 2017 was mainly resulted from net loss attributable to the Company $409,101, added adjustments of non-cash equity-based compensation $239,977 and net increase in current liabilities (accrued liabilities and other payables and amount due to related parties) $169,124. Cash used in operating activities during the nine months ended September 30, 2016 was mainly resulted from net loss attributable to the Company $44,588, added adjustments of loss on disposal of subsidiaries $44,588.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-Q for the nine months ended September 30, 2017. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (v) to Unaudited Consolidated Financial Statements for the nine months ended September 30, 2017 and December 31, 2016.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On October 9, 2014, Dong Liu, the Chairman of the Board of Directors of the Company, commenced an action individually and on behalf of the Company, against Yankuan Li, the Company’s President, Chief Executive Officer and director, Jiewen Li, Yuan Zhao, a director of the Company, and Jane Yu, the Company’s Chief Financial Officer and Secretary.  In this action, Dong Liu v. Yankuan Li et al., New York County Supreme Court, Index No. 653084/2014, Dong Liu asserted claims sounding in fraud, civil conspiracy to commit fraud, breach of fiduciary duty and unjust enrichment.

Mr. Liu never served the complaint on the individual defendants.  Instead, on November 3, 2014, Dong Liu, by order to show cause, moved for a temporary restraining order and preliminary injunction to enjoin the Company from proceeding with a merger with Jinke, granting Dong Liu unfettered access to the Company’s books and records and permitting him to serve the individual defendants by a method other than those permitted by the New York State Civil Practice and Laws or the Hague Convention on Service Abroad of Judicial and Extrajudicial Documents in Civil and Commercial Matters.  On November 6, 2014, the New York Supreme Court denied the temporary restraining order and set up a briefing schedule to determine the preliminary injunction.

On February 18, 2015, the court issued a decision denying Dong Liu’s motion for a preliminary injunction and granting the defendants’ motion by dismissing the complaint without prejudice. Since that time, plaintiff has made no effort to re-plead the case or challenge the ruling. Under New York court rules, plaintiff’s time to re-argue the motion or serve notice to appeal has expired.

Except as described above, Kuncheng is not involved in any material legal proceedings outside of the ordinary course of its business.

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

CHINA TELETECH HOLDING, INC.

Date: November 21, 2017	By:	/s/ Yankuan Li
Yankuan Li
President and Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2017	By:	/s/ Jane Yu
Jane Yu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

