Form 10-K
period 2017-12-31
China Teletech Holding Inc
filed 2018-04-02
CIK 1346287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2017, $425,219.

As of March 29, 2018, the registrant had 204,473,776 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

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

Share Exchange with Jinke

On January 28, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Shenzhen Jinke Energy Development Co., Ltd., a company organized under the laws of the People’s Republic of China (“Jinke”), and Guangyuan Liu, the holder of 97% of the equity interest of Jinke, pursuant to which we acquired 51% of the issued and outstanding equity securities of Jinke (the “Share Exchange”). Both the Company and Jinke believed that the acquisition transaction is in the best interest of their respective shareholders. The Company believed that the acquisition would enhance the value of the Company through the acquisition of a majority equity interest in Jinke’s viable business, and Jinke believes that such transaction will afford Jinke access to the U.S. capital market and other possible financial resources. Prior to the execution of the Cooperation Agreement, there was no material relationship between the company and its affiliates and JinKe and its affiliates=. Jinke was introduced to the Company by Ms. Chen Xiaoqiao, a PRC resident, who is a mutual business contact of Ms. Li Yankuan, the Company’s former CEO and Mr. Liu Guangyuan, Jinke’s former owner. For her role in this, Ms. Chen received 1,000,000 shares of the Company’s common stock subsequent to the closing of the acquisition. Other than the foregoing, no third party played a material role in arranging or facilitating the acquisition.

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

Sale of Strategic Services Group Limited

On October 31, 2017, the Company and Ms. Li Yankuan entered into a share exchange agreement (the “Strategic Services Share Exchange Agreement”), pursuant to which Ms. Li Yankuan acquired 100% of the issued and outstanding equity securities of Strategic Services Group Limited for a consideration of $3,000.

Rescission Agreement with Liaoning Kuncheng Education Investment Co. Ltd.

On December 22, 2017 (the “Effective Date”), the Company, Kuncheng and the Kuncheng Shareholder entered into a certain Mutual Rescission Agreement (the “Rescission Agreement”), whereby the parties agreed to rescind the Kuncheng Exchange Agreement and unwind the Kuncheng Reverse Merger as if they never occurred. Upon closing of the Rescission Agreement on Effective Date, the Kuncheng Shareholder returned and surrendered the Company Shares and the Company returned and surrendered the Kuncheng Shares and return to Kuncheng or its designee the 51% of the ownership in Kunyuan.

Pursuant to the Rescission Agreement and in connection with the unwinding of Kuncheng Reverse Merger, Mr. Kunyuan Yang, the Kuncheng Shareholder, has resigned from the Board as of the Effective Date and effective immediately. The Kuncheng Shareholder did not resign as a result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

The address of our principal executive offices and corporate offices is Liwan District, No.145 Enzhou Big Lane, B2 Fuli Square, 8th Zhongshan Road, Unit 505, 5/F, Guangzhou, Guangdong, China. Our telephone number is 00852-6873-3117.

Recent Developments

On December 29, 2017, Yankuan Li resigned from her positions as President, Chairman of the Board, Director of the Board, and Chief Executive Officer of the Company, effective immediately. There shall be no interim Chief Executive Officer.

There was no disagreement between Ms. Li and the Company on any matter relating to its operations, policies or practices.

BUSINESS

After the execution of the Rescission Agreement, we became a shell company with no operations. Additionally, there was no operation at the Company’s wholly-owned subsidiaries, Strategic Services Group Limited.

Strategy

We are an investment holding company with no operations, but we are actively exploring opportunities to acquire business in both China and the rest of the world.

Employees

As of March 29, 2018, we have three full-time employee and three part-time employee.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, (the “JOBS Act”) and we are eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies, that are not emerging growth companies, including, but not limited to, (1) presenting only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in our initial public offering, (2) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (3) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (4) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these exemptions. As a result, stockholders may have less information then they might otherwise have.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. As a result, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to opt out of such extended transition period and acknowledge such election is irrevocable pursuant to Section 107 of the JOBS Act.

We could remain an emerging growth company for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our corporate office is located at Liwan District, No.145 Enzhou Big Lane, B2 Fuli Square, 8th Zhongshan Road, Unit 505, 5/F, Guangzhou, Guangdong, China. This office is free of charge as provided by Ms. Yankuan Li, our former President and Chief Executive Officer.

We believe that our current facilities are adequate and suitable for our operations.

Item 3. Legal Proceedings.

We have not been involved in any material legal proceedings, other than the ordinary litigation incidental to our business; except for the following:

Dong Liu, the former Chairman of the Board of Directors of the Company, individually and on behalf of the Company, commenced the action on October 9, 2014 against Yankuan Li, the Company’s former President, Chief Executive Officer and director, Jiewen Li, Yuan Zhao, a director of the Company, and Jane Yu, the Company’s Chief Financial Officer and Secretary, asserting claims sounding in fraud, civil conspiracy to commit fraud, breach of fiduciary duty and unjust enrichment. Dong Liu never served the complaint on the individual defendants.  Instead, he moved by order to show cause on November 3, 2014, for a temporary restraining order and preliminary injunction to enjoin the Company from proceeding with a merger with Jinke, granting Dong Liu unfettered access to the Company’s books and records and permitting him to serve the individual defendants by a method other than those permitted by the New York State Civil Practice and Laws or the Hague Convention on Service Abroad of Judicial and Extrajudicial Documents in Civil and Commercial Matters.  On November 6, 2014, the New York Supreme Court denied the temporary restraining order and set up a briefing schedule to determine the preliminary injunction.  On February 18, 2015, the court issued a decision denying Dong Liu’s motion for a preliminary injunction and granting the defendants’ motion by dismissing the complaint without prejudice. Since that time, Dong Liu, the plaintiff has made no effort to re-plead the case or challenge the ruling. Under New York court rules, Dong Liu, the plaintiff’s time to re-argue the motion or serve notice to appeal has expired.

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

	High	Low
Fiscal Year 2016
First quarter ended March 31, 2016	$0.01	$0.01
Second quarter ended June 30, 2016	$0.03	$0.01
Third quarter ended September 30, 2016	$0.03	$0.01
Fourth quarter ended December 31, 2016	$0.03	$0.01
Fiscal Year 2017
First quarter ended March 31, 2017	$0.00	$0.00
Second quarter ended June 30, 2017	$0.00	$0.00
Third quarter ended September 30, 2017	$0.00	$0.00
Fourth quarter ended December 31, 2017	$0.01	$0.01

Approximate Number of Equity Security Holders

As of March 29, 2018, there were approximately 114 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent sales of unregistered securities

The Company's common stocks issued in 2017 and 2016 are summarized as follows

Name of Shareholder	Date	Number of Shares	Value Per Share	Reason for Issuance
Kunyuan Yang	January 3, 2017	10,000,000	$0.0035	Salary compensation
Wei Yuan	January 3, 2017	2,500,000	$0.0035	Salary compensation
Jianhang Li	January 3, 2017	1,000,000	$0.0035	Salary compensation
Jiewei Li	January 3, 2017	2,200,000	$0.0035	Salary compensation
Zefeng Sun	January 3, 2017	1,500,000	$0.0035	Bonus compensation
Wei Wang	January 3, 2017	2,500,000	$0.0035	Commission
Francis San Chuan Wee	January 3, 2017	2,500,000	$0.0035	Salary compensation
Wanping Ye	January 3, 2017	1,000,000	$0.0035	Salary compensation
Di Sun	February 3, 2017	500,000	$0.00215	Bonus compensation
Shaojuan Yang	February 3, 2017	500,000	$0.00215	Bonus compensation
Jiaoyang Zhao	February 3, 2017	490,000	$0.00215	Bonus compensation
Sicheng Wang	February 8, 2017	50,000	$0.00265	Bonus compensation
Wenying Li	February 8,2017	1,000,000	$0.00265	Bonus compensation
Hong Wang	February 8,2017	315,000	$0.00265	Bonus compensation
Xuanming Tao	February 8,2017	95,000	$0.00265	Bonus compensation
Bing Shao	July 12, 2017	200,000	$0.0034	Bonus compensation
Qi Song	July 12, 2017	1,500,000	$0.0034	Bonus compensation
Shengwei Guo	July 12, 2017	1,500,000	$0.0034	Bonus compensation
Yifu Dong	July 12, 2017	50,000	$0.0034	Bonus compensation
Baicheng Yang	September 1, 2017	1,000,000	$0.004	Bonus compensation
Hong Bai	September 1, 2017	970,000	$0.004	Bonus compensation
Rui Xu	September 1, 2017	1,000,000	$0.004	Bonus compensation
Xiang Fu	September 1, 2017	2,000,000	$0.004	Bonus compensation
Cui'e Wang	October 1, 2017	500,000	$0.0033	Bonus compensation
Jiaxuan Sun	October 1, 2017	390,000	$0.0033	Bonus compensation
Yankuan Li	October 1, 2017	10,000,000	$0.0033	Bonus compensation
Guangbin Luo	October 1, 2017	600,000	$0.0033	Bonus compensation
Mengchun Huang	November 1, 2017	800,000	$0.006	Bonus compensation
ANG QIAN FONG JASPER	November 1, 2017	500,000	$0.006	Bonus compensation
LEE SHAO FENG RYAN	November 1, 2017	2,000,000	$0.006	Bonus compensation
Yingyi Liu	November 1, 2017	300,000	$0.006	Bonus compensation
Jiewei Li	December 20 ,2017	3,000,000	0.0027	Bonus compensation
Xiang Fu	December 20 ,2017	2,000,000	0.0027	Bonus compensation
Xindong Kang	December 20 ,2017	500,000	0.0027	Bonus compensation
Total		54,960,000

On January 3, 2017, the Company issued an aggregate of 10 million shares of our Common Stock to Mr. Kunyuan Yang as compensation for services provided..

All above securities issued were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated thereunder.

Recent purchase of unregistered securities except as otherwise disclosed in this report, there has no recent purchase of unregistered securities by us.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years December 31, 2017 and 2016 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2017. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Company Overview

On November 8, 2016, Strategic Services Group Limited (“SSGL”) was incorporated in the British Virgin Islands and became a wholly owned subsidiary of the Company. SSGL is an investment holding company with no business operation since its incorporation.

On November 15, 2016, China Teletech Holding Inc., a Florida corporation (“China Teletech”), Liaoning Kuncheng Education Investment Co. Ltd., a company organized under the laws of the People’s Republic of China (“Kuncheng”), and Kunyuan Yang, the 94.9% shareholder of Kuncheng (the “Mr. Yang”) entered into a share exchange agreement (the “Kuncheng Share Exchange Agreement”), pursuant to which China Teletech would acquire 51% of the issued and outstanding equity securities of Kuncheng (the “Kuncheng Share Exchange”) upon closing of the transactions underlying the Kuncheng Share Exchange.

On October 31, 2017, the Company and Ms. Li Yankuan entered into a share exchange agreement (the “Strategic Services Share Exchange Agreement”), pursuant to which Ms. Li Yankuan acquired 100% of the issued and outstanding equity securities of Strategic Services Group Limited for a consideration of $3,000.

On December 22, 2017 (the “Effective Date”), the Company, Kuncheng and the Kuncheng Shareholder entered into a certain Mutual Rescission Agreement (the “Rescission Agreement”), whereby the parties agreed to rescind the Kuncheng Exchange Agreement and unwind the Kuncheng Reverse Merger as if they never occurred. Upon closing of the Rescission Agreement on Effective Date, the Kuncheng Shareholder returned and surrendered the Company Shares and the Company returned and surrendered the Kuncheng Shares and return to Kuncheng or its designee the 51% of the ownership in Kunyuan.

As such, as of the date of this report, the Company does not have any subsidiaries.

Going Concern

The yearly consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2017, the Company has an accumulated loss of $8,060,734 due to the fact that the Company incurred losses over the past several years.

These losses have affected the Company’s ability to pay PRC government tax and outstanding loans. So far no tax payment has been in arrears. The balance of related party loans as of December 31, 2017 and December 31, 2016 was approximately $0.51 million and $0.41 million respectively. The Company has significantly relied on related party loans to meet the liquidity and capital resource requirements. The table below provides a description of our related party loans outstanding as of December 31, 2017 and December 31, 2016:

	December 31,	December 31,
Due to related parties	2017	2016

Ms. Li, Yankuan	$514,550	$413,152

Ms. Yankuan Li, former Chief Executive Officer and Director of the Company until December 29, 2017, made advances to the Company to help fund the Company’s prior operations. These advances are unsecured and interest free. There is no due date for repayment.

Results of Operations

Results of Operation for the year ended December 31, 2017 compared with the year ended December 31, 2016

Expenses

Our general and administrative expenses ("G&A expenses") were $236,138 during the year ended December 31, 2017, as compared to $50,159 during the year ended December 31, 2016, representing an increase of $185,979, or 370.78%. The increase in G&A expenses was mainly due to the increase of share compensation granted and issued, and legal fee, auditing fee and SEC filing fee resulted from the share exchange.

Net Income

Net loss of $233,138 was recorded during the year ended December 31, 2017 as compared to net loss of $50,150 during the year ended December 31, 2016. The increase of net loss was mainly due to the increase of auditing fee, legal fee, SEC filing fee, and share compensation cost.

Liquidity and Capital Resources

Cash provided by operating activities was Nil during the year ended December 31, 2017, as compared to cash provided operating activities was Nil during the year ended December 31, 2016. Cash provided by operating activities for the year ended December 31, 2017 was mainly resulted from net loss attributable to the Company $233,138, added adjustments of non-cash equity-based compensation $193,569 and net increase in current liabilities (accrued liabilities and other payables and amount due to related parties) $81,140 and net decrease in contingency liabilities $41,571.  Cash provided by operating activities during year 2016 was mainly resulted from net loss attributable to the Company $50,159, added adjustments of current liabilities (accrued liabilities and other payables and amount due to related parties) $48,588, increase in contingency liabilities $41,571 and cancellation of share issuance $40,000.

Cash provided by investing activities was Nil for the fiscal year ended December 31, 2017 as compared to cash flows used in investing activities was Nil for the fiscal year ended December 31, 2016.

Cash provided by financing activities was Nil for the fiscal year ended December 31, 2017 as compared to cash flows used in financing activities was Nil for the fiscal year ended December 31, 2016.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarter report on Form 10-K for the year ended December 31, 2017. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note (v) to Consolidated Financial Statements for the years ended December 31, 2017 and 2016.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Centurion ZD CPA Limited (“Centurion”) was previously the principal accountants for the Company. On June 28, 2017, Centurion resigned as the Company’s independent accounting firm, effective immediately.

The Company initially engaged Centurion in December 2, 2016 as its independent accounting firm to conduct the audit of its financial statements for the fiscal year ended December 31, 2016, the interim reviews of its financial statements for each of the first three quarters of fist year ended December 31, 2017, and the audit and interim reviews, on a consolidated basis, such financial statements pursuant to a Form 8-K to be filed regarding a certain proposed transaction of the Company.

Centurion’s audit report on the Company's consolidated financial statements for the years ended December 31, 2016 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except in its report dated March 27, 2017 for the fiscal year ended December 31, 2016 with respect to the Company’s ability to continue as a going concern. From December 2, 2016, the date that Centurion was engaged by the Company, to the Company's fiscal year ended December 31, 2016 and during the subsequent interim period through June 28, 2017, the Company had no disagreements with Centurion on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Centurion, would have caused it to make reference to the subject matter of the disagreements in its reports for such periods; and there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

On July 6, 2017, the Company, in connection with the previously disclosed dismissal of its independent registered accounting firm, entered into an engagement Yu Certified Public Accountant, P.C. (“Yu CPA”) to retain Yu CPA as the Company’s independent public accounting firm. On the same day, Company’s board of directors approved and ratified the engagement of Yu CPA as its new independent registered public accounting firm, effective immediately.

During the fiscal years ended December 31, 2016 and 2015, and the subsequent interim period through July 6, 2017, neither the Company nor anyone on its behalf consulted with Yu CPA regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Yu CPA, in either case where written or oral advice provided by Yu CPA would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor, Centurion ZD CPA Limited or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures.

None.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Director (the Company’s principal executive officer) and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Director and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Director and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. From December 29, 2017 to February 2018, we did not have a CFO, who was responsible for managing and monitoring our financial reporting and certain operational controls. This resulted in a lapse in our internal controls over financial reporting. We have re-hired our CFO mitigate any negative impact on our internal controls over financial reporting resulting from having no CFO for a short period of time. Although our CFO is a part-time employee, and we do not have audit committee, our CFO has appropriate knowledge and experience. Ms. Li, resigned as the Company’s CEO as of December 29, 2017, and we have not currently found a new CEO. Our director, Mr. Chen, assumed the additional role of Principal Executive Officer. Our management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2017, and based on this evaluation, our management concluded the Company's disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company has mitigated negative impact on our internal controls over financial reporting by re-hiring our CFO.

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

Changes in Internal Control over Financial Reporting

Other than the disclosure made above in Management's Annual Report on Internal Control over Financial Reporting, no change in our system of internal control over financial reporting occurred during the period covered by this report and the fourth quarter of the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Issuance of Securities

Incorporate by reference the details in Item 5, Recent sales of unregistered securities.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their ages of the date of this report are as follows:

Name	Age	Position	Position Since

Lei Chen	36	Chairman and Director	January 2007
Pan Pan	30	Secretary	April 2017
Yuan Zhao	36	Director	March 2012
Jane Yu	45	Chief Financial Officer	March 2018

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

Jane Yu, a/k/a Qing Yu, was appointed our Chief Financial Officer and Secretary as of March 5, 2013, and resigned from the Company from both roles on December 29, 2017. In March 2018, Jane Yu was re-appointed as our Chief Financial Officer. She has been a manager in the auditing department of Shanghai KRC Business Consulting Co., Ltd. and Shanghai KRC Certified Public Accountant Co., Ltd. since December 2007. From December 2004 to November 2007, Ms. Yu worked as the Project Manager at Wanlong Certified Public Accountants Co., Ltd. From October 1999 to October 2004, Ms. Yu was an accountant at Rheinland (Shanghai) Co., Ltd. Prior to 1999, Ms. Yu worked for Bartech Data Information Co., Ltd, CITIC Bank and Hong Kong Dao Heng Bank Group Ltd. as an executive assistant, bank teller, and accountant, respectively. Ms. Yu is a Certified Public Accountant and is familiar with U.S. GAAP, IFRS, and PRC GAAP.

Pan Pan, was appointed as our Secretary on December 29, 2017. Since 2013 to present, Mr. Pan is serving as the Chairman of the Board of Shenyang Curtis Science and Technology Ltd., a private company focusing on technical research and development. From 2013 to present, he was the Director of Liaoning Shixitang Jewelry& Jade Sales Co., Ltd, a company mainly engaged in the sales of jewelry and jade in China. From 2010 to 2013, he was the General Manager of the financial department in China Raybo International Corporation Ltd., a company engaging in mining, infrastructure construction, trading, and finance operations in China and internationally. Mr. Pan obtained his Bachelor of Business Administration from Liaoning University and his Master of International Finance from Hong Kong University School of Professional and Continuing Education.

Lei Chen, was appointed as our Director and Chairman of the Board on December 29, 2017. From 2016 to present, Mr. Chen is serving as the Chairman of the Board of Liaoning Shixitang Jewelry Sales Ltd., a private company focusing on mining. From 2010 to 2016, he was the Chief Executive Officer of Liaoning Shixitang Jewelry& Jade Sales Co., Ltd. and the General Manager of Beijing Shixitang Jewelry& Jade Sales Co., Ltd., both compaines mainly engaging in the sales of jewelry and jade in China. Mr. Chen obtained his Bachelor of Business Administration from Northeastern University and his Master of Business Administration from Singapore Management University.

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2017 and 2016. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jane Yu CFO	2017	$10,588	0	0	0	0	0	0	$10,588
	2016	$6,556	0	0	0	0	0	0	$6,556

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of the date of this report, for: by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 29, 2018. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of March 29, 2018 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 03/04, 16/F, Jinke Building, No.17-19, Guangwei Road, Guangzhou, China 510030.

Title of Class	Name and Address	Number of Common Shares Beneficially Owned		Percent of Class (1)
	Directors and Officers
Common Stock	Lei Chen, Chairman and Director	0		0.000%
Common Stock	Yuan Zhao, Director	23,600,000	(2)	11.542%
Common Stock	Jane Yu, Chief Financial Officer	2,000,000		0.978%
Common Stock	Pan Pan, Secretary	0		0.000%
Common Stock	All directors and executive officers as a group (4 persons)	25,600,000		12.520%

	5% Holders
Common Stock	Yankuan Li	21,419,394		10.475%
Common Stock	Liu Dong Flat R 10/F Block D, Wylie Court 19 Wylie Path, Yaumatei Kowloon Hong Kong	12,500,000		6.113%
Common Stock	Kunyuan Yang	10,000,000		6.47%
Common Stock	PAMRIA LLC Pacific Asset Management Two Union Square 601 Union Street Sute #4200 Seattle, WA98101	10,000,000		4.891%
Common Stock	Guangyuan Liu	16,000,000	(3)	7.825%

*	less than 1%.
(1)	Based on 204,473,776 shares of common stock issued and outstanding as of March 29, 2018
(2)	Includes 3,500,000 shares held by Mr. Zhao’s wife.
(3)	Includes 6,000,000 shares held by Mr. Liu’s son, Jiexun Liu, and 10,000,000 shares held by Mr. Liu. Mr. Liu is obligated to send back 4,000,000 shares to the Company for cancellation pursuant to the Rescission Agreement, and is expected to do so upon closing of the Kuncheng Share Exchange.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following table presents the balances the Company due to and from related parties.

	As of 12/31/2017	As of 12/31/2016
Due from related parties	$-	$-
Due to related parties	(514,550)	(413,152)
Net due from (due to)	(514,550)	(413,152)

Amounts owing to Ms. Yankuan Li, the Company’s former CEO and director, by the Company are non-interest-bearing and payable on demand. The Company did not make any repayment of the loans due in the fiscal year ended December 31, 2017 and the fiscal year ended December 31, 2016.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of "independence" of The NASDAQ Stock Market to make this determination.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the two year ended December 31, 2017 and 2016, the audit fees were approximately $6,000 and $6,000 for the audit of our financial statements, respectively.

Audit Related Fees

For the two year ended December 31, 2017 and 2016, the audit related services fees were nil and nil, respectively.

Tax Fees

For the two year ended December 31, 2017 and 2016, there were no fee for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the two year ended December 31, 2017 and 2016.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-17 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement with Jinke (12)
2.2	Share Exchange Agreement with Kuncheng dated November 15, 2016 (13)
3.1	Articles of Incorporation (1)
Amendment to Articles of Incorporation
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation. (9)
10.1	Securities Purchase Agreement (2)
10.2	Registration Rights Agreement (2)
10.3	Subsidiary Guarantee (2)
10.4	Security Agreement (2)
10.5	Form of Senior Secured Convertible Debenture (2)
10.6	Form of Common Stock Purchase Warrant (2)
10.7	Amendment Agreement among the Company and certain investors, dated February 21, 2008 (3)
10.8	Share Transfer Agreement between Huantong Telecom Singapore Company Pte. Ltd. and TCAM Technology Pte. Ltd., dated February 14, 2008 (4)
10.9	Share Transfer Agreement between Global Telecom Holdings Limited and Guangzhou Renwoxing Telecom, dated July 29, 2008 (5)
10.10	Amendment Agreement between the Company and certain investors, dated November 3, 2008 (6)
10.11	Settlement Agreement, dated December 29, 2009 (7)
10.12	Settlement Agreement, dated November 28, 2011 (8)
10.13	Share Exchange Agreement, by and among the Company, CTL and the former shareholders of CTL. (9)
10.14	Employment Agreement with Ms. Yu Effective as of March 5, 2013(10)
10.15	Cooperation Agreement with Shenzhen Jinke Energy Development Co., Ltd., dated as of June 30, 2014 (11)
10.16	Mutual Rescission Agreement dated November 15, 2016 by and among the Company, Liu Guangyuan and Jinke (13)
10.17	Share Transfer Agreement with Wee San Chuan, Francis, dated January 1, 2015
10.18	Employment Agreement with Jane Yu dated September 30, 2016
10.19	Mutual Recission Agreement Dated December 22, 2017 by and among China Teletech Holding Inc., Liaoning Kuncheng Education Investment Co., Ltd., and Kunyuan Yang
21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certifications of CFO pursuant to 18 U.S.C. Section 1350*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

(1)	Incorporated by reference to Form SB-2 filed on January 6, 2006.
(2)	Incorporated by reference to Form 8-K/A filed on August 8, 2007.
(3)	Incorporated by reference to Form 8-K filed on February 28, 2008.
(4)	Incorporated by reference to Form 8-K filed on March 11, 2008.
(5)	Incorporated by reference to Form 8-K filed on July 31, 2008.
(6)	Incorporated by reference to Form 8-K filed on November 5, 2008.
(7)	Incorporated by reference to the Form 8-K filed on January 4, 2010.
(8)	Incorporated by reference to the Form 8-K filed on December 1, 2011.
(9)	Incorporated by reference to the Form 8-K filed on April 5, 2012.
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

CHINA TELETECH HOLDING, INC.

	By:	/s/ Lei Chen
Lei Chen
Date: April 2, 2018		Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lei Chen	Director
Lei Chen	(Principal Executive Officer)	April 2, 2018

/s/ Jane Yu	Chief Financial Officer
Jane Yu	(Principal Financial and Accounting Officer)	April 2, 2018

China Teletech Holding, Inc.

Audited Consolidated Financial Statements

December 31, 2017 and 2016

(Stated in US Dollars)

China Teletech Holding, Inc.

Yu Certified Public Accountant, P.C.

Professionalism, Expertise, Integrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of Directors and Shareholders of
China Teletech Holding, Inc.

We have audited the accompanying consolidated balance sheets of China Teletech Holding, Inc. (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Teletech Holding Inc. as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered operating loss and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 7 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York

April 2, 2018

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Tel: 347-618-9237, 516-778-6818

Email: Info@ywlcpa.com

China Teletech Holding, Inc.

Consolidated Balance Sheets

As of December 31, 2017, and 2016

(Stated in US Dollars)

ASSETS	Note	12/31/2017	12/31/2016

Current Assets		-	-
Total Current Assets		-	-

TOTAL ASSETS		$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related parties	3	$514,550	413,152
Accrued liabilities and other payables		29,742	50,000
Contingency liabilities	4	-	41,571
Total Current Liabilities		544,292	504,723

TOTAL LIABILITIES		$544,292	$504,723

STOCKHOLDERS' EQUITY
Common stock US$0.01 par value; 1,000,000,000 authorized, 202,473,776 and 147,513,776 shares issued and outstanding at December 31, 2017 and 2016, respectively.		$2,024,738	$1,475,138
Additional Paid in capital		5,838,765	5,838,765
Discount on issuance of common stock		(356,031)	-
Retained Deficit		(8,060,734)	(7,827,596)
Other Comprehensive Loss		8,970	8,970
TOTAL STOCKHOLDERS' EQUITY		$(544,292)	$(504,723)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$-	$-

See Notes to Consolidated Financial Statements

China Teletech Holding, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2017 and 2016

(Stated in US Dollars)

	Note	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Sales		$-	$-
Cost of sales		-	-
Gross profit		-	-

Operating expenses		-	-
Administrative and general expenses		236,138	50,159
Total operating expense		236,138	50,159

Loss from Operations		(236,138)	(50,159)

Gain on disposal of subsidiary	5	3,000	-
Loss before taxation		(233,138)	(50,159)
Income tax		-	-
Net Loss		$(233,138)	$(50,159)

Other Comprehensive Income:
Foreign currency translation change		-	-
Comprehensive Loss:		(233,138)	(50,159)

Net Loss Attributable To:
- Non controlling interest		$-	$-
- the Company		(233,138)	(50,159)
		$(233,138)	$(50,159)
Earnings Loss Per Share	6
- Basic		$-	$-
- Diluted		$-	$-

Weighted Average Shares Outstanding
- Basic		202,473,776	147,513,776
- Diluted		202,473,776	147,513,776

See Notes to Consolidated Financial Statements

China Teletech Holding, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2016

(Stated in US Dollars)

	Total Number of Shares	Common Stock	Discount on Issuance of Common Stock	Additional Paid in Capital	Shares To be issued	Other Comprehensive Income (Loss)	Retained Deficit	Total
Balance, January 1, 2016	147,513,776	1,475,138	-	5,838,765	40,000	8,970	(7,777,437)	(414,564)
Net loss	-	-	-	-	-	-	(50,159)	(50,159)
Share issuance cancellation	-	-	-	-	(40,000)	-	-	(40,000)
Balance at December 31, 2016	147,513,776	1,475,138	-	5,838,765	-	8,970	(7,827,596)	(504,723)

Balance, January 1, 2017	147,513,776	1,475,138	-	5,838,765	-	8,970	(7,827,596)	(504,723)
Common stock issuance	54,960,000	549,600	(356,031)	-	-	-	-	193,569
Net loss	-	-	-	-	-	-	(233,138)	(233,138)
Balance at December 31, 2017	202,473,776	2,024,738	(356,031)	5,838,765	-	8,970	(8,060,734)	(544,292)

See Notes to Consolidated Financial Statements

China Teletech Holding, Inc.

Consolidated Statements of Cash Flows

As of December 31, 2017 and 2016

(Stated in US Dollars)

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Cash flow from operating activities
Net Loss before tax	$(233,138)	$(50,159)

Non-cash share compensation	193,569	-
(Decrease)/Increase in accrued liabilities and other payables	(20,258)	38,000
Increase in amount due to related parties	101,398	10,588
(Decrease)/Increase in contingency liabilities	(41,571)	41,571
Cancellation of share issuance	-	(40,000)

Net cash provided by operating activities	-	-

Cash flows from investing activities
Net cash inflow from disposal of subsidiaries	-	-

Net cash provided by investing activities	$-	$-

Cash flows from financing activities	-	-

Net cash provided by financing activities	-	-

Net Increase in Cash & Cash Equivalents	-	-

Effect of Currency Translation	-	-

Cash & Cash Equivalents at Beginning of Year	-	-

Cash & Cash Equivalents at End of Year	$-	$-

See Notes to Consolidated Financial Statements

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2017, and 2016

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

On November 8, 2016, the Company registered a wholly-owned subsidiary, namely Strategic Service Group Limited, which was incorporated in British Virgin Islands. On October 31, 2017, the Company transferred 100% equity of Strategic Service Group Limited to Ms. Li Yankuan with the consideration of $3,000.

The principal activity of the Company is investment holding company.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2017, and 2016

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

The company owned the following subsidiaries since the reserve-merger and soon thereafter. As of December 31, 2016, detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of Incorporation	Attributable Equity Interest %

Strategic Services Group Limited	BVI	100%

As of December 31, 2017, the Company did not own any subsidiary.

(c)	Economic and Political Risks

The Company is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2017, and 2016

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

As of December 31, 2017, and 2016

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

As of December 31, 2017, and 2016

(n)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented FASB ASC Topic 740 “Income Taxes”. Income tax liabilities computed according to the United States, and British Virgin Islands (BVI) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries, the taxation of these entities are summarized below:

Subsidiary	Country of Domicile	Income Tax Rate
Strategic Services Group Limited	British Virgin Islands	0.00%

Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company does not have taxable income to be reported in the United States income tax for the year ended December 31, 2017 and 2016.

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

As of December 31, 2017, and 2016

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

As of December 31, 2017, and December 31, 2016, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

As of December 31, 2017, and 2016

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

As of December 31, 2017, and 2016

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

3.	DUE TO RELATED PARTIES

	As of 12/31/2017	As of 12/31/2016

Ms. Li, Yankuan	514,550	413,152
	$514,550	$413,152

Ms. Yankuan Li, Chief Executive Officer and Director of the Company, made advances to the Company to help fund the Company’s prior operations. These advances are unsecured and interest free. There is no due date for repayment.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2017, and 2016

4.	Contingency liabilities

	As of 12/31/2017	As of 12/31/2016

Disputed Legal Service Fee	-	41,571
	$-	$41,571

On November 4, 2016, according to the Case Index Number 157901/2015 under the Supreme Court of the State of New York, New York County, the Company was ordered to pay the legal service to Ellenoff Grossman & Schole. The payment should include the principal of USD $36,626.25, and the interest using annual interest rate of 9%, starting from June 30, 2015. To reflect such impact, the Company had accrued contingency liability using best estimate, as of the date of December 31, 2016.

As mentioned in Note 8, on March 19, 2018, the Company and Ellenoff Grossman & Schole, entered into the reconciliation agreement, and the aggregate payment was reduced to USD $ 15,000. Therefore, the Company had made corresponding adjustment upon such contingency liability, and recorded accruals accordingly, as of the date of December 31, 2017.

5.	Gain on disposal of subsidiary

As mentioned in Note 1, on October 31, 2017, the Company transferred 100% equity of Strategic Service Group Limited (the “Subsidiary”) to Ms. Li Yankuan with the consideration of $3,000.

The subsidiary had no operation activity in both USA and BVI, and had no assets or liability. Therefore, the fair value of the subsidiary was deemed zero, and the gain on disposal of subsidiary was $3,000.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2017, and 2016

6.	EARNINGS PER SHARE

	2017	2016
Basic and diluted loss per share numerator
Net loss	$(233,138)	$(50,159)
Loss attributable to non-controlling interest	-	-
Loss attributable to common stockholders	$(233,138)	$(50,159)

Original Shares:	147,513,776	147,513,776
Additions from Actual Events
- Issuance of shares	54,960,000	-
Basic weighted average shares outstanding	202,473,776	147,513,776

Loss Per Share
- Basic	$-	$-
- Diluted	$-	$-

Weighted Average Shares Outstanding
- Basic	202,473,776	147,513,776
- Diluted	202,473,776	147,513,776

7.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2017, the Company reported a net loss of $233,138. The Company had an accumulated deficit of $8,060,734 as of December 31, 2017, due to the fact that the Company continued to incur losses over the past several years.

The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders or other capital sources. Management believes that the continuing financial support from the existing or potential shareholders or external debt or equity financing will provide the additional cash to meet the Company’s obligations as they become due. Also, the management team will focus on acquiring potential operation which can generate stable cash flows, to meet the need of working capital of the Company.

These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

China Teletech Holding, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2017, and 2016

8.	SUBSEQUENT EVENTS

The company has evaluated the period after the balance sheet date up through the day that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements except the following:

On March 19, 2018, the Company and Ellenoff Grossman & Schole, entered into the Confidential Settlement Agreement and Release (the “Agreement”) pursuant to which the Company agreed to pay $15,000 to Ellenoff Grossman & Schole within ten business days as the release of an action decided by the Supreme Court of the State of New York, New York County under the Index Number 157901/2015.

