Form 10-Q
period 2018-03-31
China Teletech Holding Inc
filed 2018-06-01
CIK 1346287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 333-130937

CHINA TELETECH HOLDING, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3565377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bao’an District, Guanlan Area, Xintian, Jun’xin Industrial Zone Building No. 9, 10, Shenzhen, Guangdong, China	518110
(Address of principal executive offices)	(Zip Code)

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

As of May 31, 2018, the registrant had 204,473,776 shares of its common stock issued and outstanding, $0.01 par value outstanding.

CHINA TELETECH HOLDINGS, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Teletech Holding, Inc.

Unaudited Financial Statements

For the three months period ended March 31, 2018, and 2017

(Stated in US Dollars)

China Teletech Holding, Inc.

(Unaudited) Balance Sheets

As of March 31, 2018, and 2017

(Stated in US Dollars)

	Note	03/31/2018	12/31/2017
		(Unaudited)
ASSETS
Current Assets		-	-
Total Current Assets		-	-

TOTAL ASSETS		$-	$-

LIABILITIES & STOCKHOLDERS' Deficit

Current Liabilities
Due to related parties	3	$534,550	514,550
Accrued liabilities and other payables		27,786	29,742

Total Current Liabilities		562,336	544,292

TOTAL LIABILITIES		$562,336	$544,292

STOCKHOLDERS' Deficit
Common stock US$0.01 par value; 1,000,000,000 authorized, 204,473,776 shares and 202,473,776 shares, issued and outstanding at March 31 2018 and December 31, 2017 respectively		$2,044,738	$2,024,738
Additional Paid-in capital		5,838,765	5,838,765
Discount on the issuance of common stock		(367,431)	(356,031)
Retained Deficit		(8,087,378)	(8,060,734)
Other Comprehensive Loss		8,970	8,970
TOTAL STOCKHOLDERS' Deficit		$(562,336)	$(544,292)
TOTAL LIABILITIES AND STOCKHOLDERS' Deficit		$-	$-

See Notes to Unaudited Financial Statements

China Teletech Holding, Inc.

Unaudited Statements of Operations and Comprehensive Loss

For the Three Month Ended March 31, 2018, and 2017

(Stated in US Dollars)

	Note	For the Three Months Period Ended March 31, 2018	For the Three Months Period Ended March 31, 2017
		(Unaudited)	(Unaudited)
Sales		$-	$-
Cost of sales		-	-
Gross profit		-	-

Operating expenses		-	-
Administrative and general expenses		26,644	137,273
Total operating expense		26,644	137,273

Loss from Operations		(26,644)	(137,273)

Loss before taxation		(26,644)	(137,273)
Income tax		-	-
Net Loss		$(26,644)	$(137,273)

Other Comprehensive Income:
Foreign currency translation change		-	-
Comprehensive Loss:		(26,644)	(137,273)

Net Loss Attributable To:
- Non controlling interest		$-	$-
- the Company		(26,644)	(137,273)
		$(26,644)	$(137,273)
Earnings Loss Per Share
-Basic		$-	$-
-Diluted		$-	$-

Weighted Average Shares Outstanding
-Basic		204,473,776	171,913,332
-Diluted		204,473,776	171,913,332

See Notes to Unaudited Financial Statements

China Teletech Holding, Inc.

Unaudited Statements of Cash Flows

For the Three Month Ended March 31, 2018, and 2017

(Stated in US Dollars)

	For the Three Months Period Ended March 31, 2018	For the Three Months Period Ended March 31, 2017
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net Loss before tax	$(26,644)	$(137,273)

Reconciliation to cash flow:
Non-cash share compensation	8,600	39,234
Share issued for commission		7,500
Decrease (Increase) in deposit and prepaid expenses		(30,000)
(Decrease)/Increase in accrued liabilities and other payables	(1,956)	25,874
Increase in the amount due to related parties	20,000	64,665

Net cash provided by operating activities	-	(30,000)

Cash flows from investing activities
Net cash inflow from the disposal of subsidiaries	-	-

Net cash provided by investing activities	$-	$-

Cash flows from financing activities	-	-
Issuance of common stock		30,000
Net cash provided by financing activities	-	-
	-	30,000
Net Increase in Cash & Cash Equivalents	-	-

Effect of Currency Translation	-	-

Cash & Cash Equivalents at the beginning of Year	-	-

Cash & Cash Equivalents at End of Year	$-	$-

Supplemental Cash Flow Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Notes to Unaudited Financial Statements

China Teletech Holding, Inc.

Notes to Unaudited Financial Statements

As of March 31, 2018, and 2017

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

Notes to Unaudited Financial Statements

As of March 31, 2018, and 2017

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

As of March 31, 2018, the Company did not own any subsidiary.

(b)	Economic and Political Risks

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

(c)	Use of Estimates

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

(d)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

China Teletech Holding, Inc.

Notes to Unaudited Financial Statements

As of March 31, 2018, and 2017

(e)	Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

(f)	Accounting for Impairment of Long-Lived Assets

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

Notes to Unaudited Financial Statements

As of March 31, 2018, and 2017

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

Notes to Unaudited Financial Statements

As of March 31, 2018, and 2017

(m)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented FASB ASC Topic 740 “Income Taxes”. Income tax liabilities computed according to the United States, and British Virgin Islands (BVI) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit or that future realization is uncertain.

Since China Teletech Holding, Inc. is primarily a holding company without any business activities in the United States. The Company does not have taxable income to be reported in the United States income tax for the year ended March 31, 2018 and 2017

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

Notes to Unaudited Financial Statements

As of March 31, 2018, and 2017

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

As of March 31, 2018 and December 31, 2017 the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350 “Intangibles and Other”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value-based test. Fair value is generally determined using a discounted cash flow analysis.

China Teletech Holding, Inc.

Notes to Unaudited Financial Statements

As of March 31, 2018, and 2017

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

China Teletech Holding, Inc.

Notes to Unaudited Financial Statements

As of March 31, 2018, and 2017

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

3.	DUE TO RELATED PARTIES

	As of 03/31/2017	As of 12/31/2017

Ms Li, Yankuan	534,550	514,550
	$534,550	$514,550

Ms Yankuan Li, the former Chief Executive Officer and Director of the Company, made advances to the Company to help fund the Company’s prior operations. These advances are unsecured and interest-free. There is no due date for repayment.

China Teletech Holding, Inc.

Notes to Unaudited Financial Statements

As of March 31, 2018, and 2017

4.	EARNINGS PER SHARE

	March 31, 2018	2017
Basic and diluted loss per share numerator
Net loss	$(18,044)	$(233,138)
Loss attributable to non-controlling interest	-	-
Loss attributable to common stockholders	$(18,044)	$(233,138)

Original Shares:	202,473,776	147,513,776
Additions from Actual Events
- Issuance of shares	2,000,000	54,960,000
Basic weighted average shares outstanding	204,473,776	202,473,776

Loss Per Share
- Basic	$-	$-
- Diluted	$-	$-

Weighted Average Shares Outstanding
- Basic	204,473,776	202,473,776
- Diluted	204,473,776	202,473,776

5.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended March 31, 2018, the Company reported a net loss of $18,044. The Company had an accumulated deficit of $8,078,778 as of December 31, 2017, due to the fact that the Company continued to incur losses over the past several years.

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

6.	SUBSEQUENT EVENTS

The company has evaluated the period after the balance sheet date up through the day that the financial statements were issued and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2018 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-Q for the three months ended March 31, 2018. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

Going Concern

The quarterly financial statements have been prepared to assume that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2018, the Company has an accumulated loss of $8,087,378 due to the fact that the Company incurred losses over the past several years.

These losses have affected the Company’s ability to pay PRC government tax and outstanding loans. So far no tax payment has been in arrears. The balance of related party loans as of March 31, 2018 and December 31, 2017 was approximately $0.53million and $0.51 million respectively. The Company has significantly relied on related party loans to meet the liquidity and capital resource requirements. The table below provides a description of our related party loans outstanding as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
Due to related parties	2018	2017

Ms. Li, Yankuan	$534,550	$514,550

Ms. Yankuan Li, former Chief Executive Officer and Director of the Company until December 29, 2017, made advances to the Company to help fund the Company’s prior operations. These advances are unsecured and interest-free. There is no due date for repayment.

Results of Operations

Results of Operation for the three months ended March 31, 2018 compared with the three month ended March 31, 2017

Expenses

Our general and administrative expenses ("G&A expenses") were $26,644 during the three months ended March 31, 2018, as compared to $137,273 during the three months ended March 31, 2017, representing a decrease of $110,629, or 80%. The decrease in G&A expenses was mainly due to the decrease/increase of auditing fee, legal fee and compensation cost.

Net Income

Net loss of $26,644 was recorded during the three months ended March 31, 2018 as compared to net loss of $137,273 during the three months ended March 31, 2017. The decrease of net loss was mainly due to the decrease/increase of auditing fee, legal fee and compensation cost.

Liquidity and Capital Resources

Cash provided by operating activities was $Nil during the three months ended March 31, 2018, as compared to the cash used by operating activities was $30,000 during the three months ended March 31, 2017. Cash provided by operating activities for the three months ended March 31, 2018 was mainly resulted from net loss attributable to the Company $18,044, added adjustments of non-cash equity-based compensation $8,600 and net increase in current liabilities (accrued liabilities and other payables and amount due to related parties) $18,044 and net decrease in contingency liabilities $Nil. Cash used by operating activities during the first three months of 2017 was mainly resulted from general and administrative expenses of $137,273, added adjustments of stock issued for compensation and commission net decrease in current assets (other receivables, amounts due from a related party, purchase deposit, inventories) $64,665 and net increase in current liabilities (accrued liabilities and other payables and tax payables) $25,874.

Cash provided by investing activities was $Nil during the three months ended March 31, 2018, as compared to cash flows used in investing activities was Nil for the first three months of 2017.

Cash provided by financing activities was $Nil during the three months ended March 31, 2018, as compared to cash flows used in financing activities was $30,000 for the first three months of 2017. Cash provided from financing activities during the three months period of 2017 was resulted from the issuance of common stock for acquisition.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 2 of our financial statements included in this quarterly report on Form 10-Q for the three months ended March 31, 2018. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amount reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Please refer to Note 2(v) to Unaudited Consolidated Financial Statements for the three months ended March 31, 2018 and Note 2(w) to Unaudited Consolidated Financial Statements for the three months ended March 31, 2017.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

From December 29, 2017 to February 2018, and from April 12, 2018 to April 23, 2018 we did not have a CFO, who was responsible for managing and monitoring our financial reporting and certain operational controls. This resulted in a lapse in our internal controls over financial reporting. We have rehired the former CFO, Ms. Yu from February, 2018 to April 12, 2018 and hired the new CFO Mr. Wei Wei on April 24, 2018 to mitigate any negative impact on our internal controls over financial reporting resulting from having no CFO for a short period of time. The former CEO Ms. Li resigned as the Company’s CEO as of December 29, 2017, and we had director, Mr. Chen, assumed the additional role of Principal Executive Officer during December 29, 2017 to April 24, 2018. On April 24, 2018 we hired the new CEO Mr. Dongsheng Lian. Our management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2018, and based on this evaluation, our management concluded the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Company has mitigated negative impact on our internal controls over financial reporting by re-hiring our former CFO.

Other than the disclosure made above, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA TELETECH HOLDING, INC.

Date: May 31, 2018	By:	/s/ Dongsheng Lian
Dongsheng Lian
Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2018	By:	/s/ Wei Wei
Wei Wei
Chief Financial Officer
(Principal Financial and Accounting Officer)