Form 10-K/A
period 2017-12-31
China Teletech Holding Inc
filed 2018-06-27
CIK 1346287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Teletech Holding, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financials statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Teletech Holding, Inc. as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 29, 2018

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TELETECH HOLDING, INC.

Date: June 26, 2018	By:	/s/ Dongsheng Lian
Dongsheng Lian
Chief Executive Officer
(Principal Executive Officer)

Date: June 26, 2018	By:	/s/ Wei Wei
Wei Wei
Chief Financial Officer
(Principal Financial and Accounting Officer)

6