Form 10-Q
period 2024-09-30
China Teletech Holding Inc
filed 2024-11-15
CIK 1346287

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 000-56529

CHINA TELETECH HOLDING INC.

(Exact name of registrant as specified in its charter)

Florida	45-4895104
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16th Floor, North Tower

528 Pudong South Road

Shanghai 200120

China

(Address of Principal Executive Offices) (Zip Code)

+86-21-50917695

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	CNCT	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $Nil.

As of September 30, 2024, there were 434,473,776 shares outstanding of the registrant’s Common Stock.

As of September 30, 2024, there were 1,500,000 shares outstanding of the registrant’s Convertible Preferred Stock.

CHINA TELETECH HOLDING INC.

FORM 10-Q

September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA TELETECH HOLDING, INC.

FORMERLY GUANGZHOU GLOBAL TELECOM INC.

BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2024	2023
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$10,217	$7,005
Due to related party	61,117	23,915
Total Current Liabilities	71,334	30,920
Total Liabilities	71,334	30,920

Commitment & contingencies	–	–

Stockholders' Deficit
Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	1,500	1,500
Common Stock, $0.0001 par value; 1,500,000,000 shares authorized, 434,473,776 and 434,473,776 shares issued and outstanding, respectively	43,447	43,447
Additional paid-in capital	7,474,125	7,474,125
Accumulated loss	(7,590,406)	(7,549,992)
Total Stockholders' Deficit	(71,334)	(30,920)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

CHINA TELETECH HOLDING, INC.

FORMERLY GUANGZHOU GLOBAL TELECOM INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	7,000	917	36,000	8,667
Other general & administrative expense	1,718	893	4,414	2,840
Total operating expenses	8,718	1,810	40,414	11,507
Loss from operations	(8,718)	(1,810)	(40,414)	(11,507)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(8,718)	(1,810)	(40,414)	(11,507)
Income tax expense	–	–	–	–
Net loss	$(8,718)	$(1,810)	$(40,414)	$(11,507)

Loss per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	434,473,776	434,473,776	434,473,776	434,473,776

See accompanying notes to financial statements

CHINA TELETECH HOLDING, INC.

FORMERLY GUANGZHOU GLOBAL TELECOM INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2024 and 2023

Unaudited

	Convertible Preferred Stock		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2022	1,500,000	$1,500	434,473,776	$43,447	$7,474,125	$(7,539,334)	$(20,262)
Net loss	–	–	–	–	–	(7,428)	(7,428)
Balance, March 31, 2023	1,500,000	1,500	434,473,776	43,447	7,474,125	(7,546,762)	(27,690)
Net loss	–	–	–	–	–	(2,269)	(2,269)
Balance, June 30, 2023	1,500,000	1,500	434,473,776	43,447	7,474,125	(7,549,031)	(29,959)
Net loss	–	–	–	–	–	(1,810)	(1,810)
Balance, September 30, 2023	1,500,000	$1,500	434,473,776	$43,447	$7,474,125	$(7,550,841)	$(31,769)

Balance, December 31, 2023	1,500,000	$1,500	434,473,776	$43,447	$7,474,125	$(7,549,992)	$(30,920)
Net loss	–	–	–	–	–	(1,053)	(1,053)
Balance, March 31, 2024	1,500,000	1,500	434,473,776	43,447	7,474,125	(7,551,045)	(31,973)
Net loss	–	–	–	–	–	(30,643)	(30,643)
Balance, June 30, 2024	1,500,000	1,500	434,473,776	43,447	7,474,125	(7,581,688)	(62,616)
Net loss	–	–	–	–	–	(8,718)	(8,718)
Balance, September 30, 2024	1,500,000	$1,500	434,473,776	$43,447	$7,474,125	$(7,590,406)	$(71,334)

See accompanying notes to financial statements

CHINA TELETECH HOLDING, INC.

FORMERLY GUANGZHOU GLOBAL TELECOM INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(40,414)	$(11,507)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	3,212	2,682
Net Cash Used in Operating Activities	(37,202)	(5,158)

Cash Flows from Investing Activities
Acquisition property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	37,202	5,158
Net Cash Provided by Financing Activities	37,202	5,158

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

CHINA TELETECH HOLDING INC.

Formerly GUANGZHOU GLOBAL TELECOM INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2024 and 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

China Teletech Holding Inc formerly known as Guangzhou Global Telecom Inc. (the “Company”) is a corporation organized under the laws of the state of Florida on March 29, 1999. The operations of Guangzhou Global Telecom Inc and its subsidiaries were abandoned by the former management and custodianship action was commenced in the year of 2020.

On October 9, 2020, the circuit court of the second judicial circuit in and for Leon County, Florida granted the application for appointment of custodian due to the absence of a functioning board of directors in the Company. The order appointed a custodian to take on any corporation actions on behalf of the Company that would further the interest of its shareholders.

On November 10, 2020, a change of control occurred with respect to the Company to reflect better towards the business direction of the Company.

The Company intends to seek for a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements of the Company have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America (U.S. GAAP). The preparation of financial statements in compliance with the Generally Accepted Accounting Principles in the United States of America requires management to make estimations and assumptions that will affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Hence, actual results could differ from those estimates.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2023.

Use of estimates

The preparation of financial statements is in compliance with Generally Accepted Accounting Principles in the United States of America. It requires management to make estimations and assumptions that will affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.

The significant estimations of the Company include income tax provision and valuation allowance of deferred tax assets; the fair value of financial instruments the carrying value and recoverability of long-lived assets, including the value assigned to an estimated useful life of computer equipment; and the assumption that the Company will continue to operate as a going concern. Those significant accounting estimations or assumptions is difficult to measure or value and bears the risk of change since there are uncertainties attached to those estimations or assumption. The management will estimate based on the historical experience and various assumptions that are believed to be reasonable under circumstances, the results of which form the basis for making judgements on the carrying values of assets and liabilities that are not apparent from other sources.

Management review regularly on the estimation utilizing the current available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, there will be adjustments to those estimations. Therefore, actual results could differ from estimation.

Carrying Value, Recoverability and Impairment of Long-lived Assets

The Company has adopted ASC 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The long-lived assets of the Company, which include computer equipment are reviewed for impairment when there any events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Any impairments are based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

If there are any impairment charges, it is included in operating expenses in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024, the Company does not have any deposits in bank.

Related Parties

The Company follows ASC 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties includes a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Commitments and Contingencies

The Company follows ASC 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date of the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and affect adversely on the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s financial statements as the Company did not generate any revenues.

Income Tax Provisions

The Company follows ASC 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates and expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted ASC 740-10-25 of the FASB Accounting Standards Codification (“ASC 740-10-25”) with regards to uncertainty income taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding, and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

For the nine months ended September 30, 2024 and 2023, Preferred Stock Series A convertible into common stock were anti-dilutive and not included in the computation of diluted earnings per share because of net loss incurred by the Company for periods ended.

Cash Flows Reporting

The Company adopted ASC 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of September 30, 2024 of $7,590,406 without generating any revenues. These factors among others may raise substantial doubts about the Company’s ability to continue as a going concern.

While the Company has not commenced operations and generate revenues, the Company’s cash position may not be significant enough to support the daily operations of the Company. Management intends to raise additional funds by public or private offering. The Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 1,500,000,000 of common shares with $0.0001 par value.

For the year ended December 31, 2020, the Company issued 200,000,000 shares at $0.0001 per share for proceeds of $20,000.

As of September 30, 2024 and December 31, 2023, the Company has 434,473,776 and 434,473,776 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 5,000,000 of convertible preferred stock Series A with par value of $0.001. Each share of convertible preferred stock Series A is convertible into 1,000 shares of common stock and entitled to 1,000 votes on any and all matters considered and voted upon by the Company’s Common Stock.

For the year ended December 31, 2020, the Company issued 1,500,000 shares at $0.001 per share for proceeds for $1,500. The shares were issued in accordance to the custodian agreement.

As of September 30, 2024 and December 31, 2023, the Company has 1,500,000 shares of convertible preferred stock Series A issued and outstanding.

NOTE 5 – INCOME TAX

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective on January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The Company has accumulated approximately $7,590,406 of net operating losses (“NOL”) carried forward to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 6 – RELATED PARTY TRANSACTIONS

Mr. Sheng Yan Ping, the Company’s CEO, Secretary, Treasurer and Director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $61,117 and $23,915 as of September 30, 2024 and December 31, 2023.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of China Teletech Holding Inc. for the three and nine months ended September 30, 2024 and 2023, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to China Teletech Holdings Inc. or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, services and litigation, as well as the matters discussed in China Teletech Holding Inc.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. China Teletech Holding Inc. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

China Teletech Holding Inc. (OTC “CNCT”) (“we”, the “Company”) was incorporated as Avalon Development Enterprises Inc. on March 29, 1999, under the laws of the State of Florida. We amended our Articles of Incorporation on December 5, 2005, changing the par value of our stock and increasing the total authorized capital stock. At that time the Company engaged in the acquisition of one commercial property and expanded into building cleaning, maintenance services, and equipment leasing as supporting ancillary services. The Company went public via an SB-2 filing in 2006.

On January 10, 2007, we effected a merger with Global Telecom Holdings, Ltd., a British Virgin Islands Corporation, and the shareholders, entered into a Share Exchange Agreement. Pursuant to that Agreement, the Company issued 39,817,500 shares of its restricted common stock to the shareholders in exchange for 1,000 shares of Global Telecom Holdings, Ltd. common stock.

On March 27, 2007, the Company filed an amendment to its Articles of Incorporation and changed its name to GuangZhou Global Telecom, Inc.

On July 31, 2007, the Company entered into Stock Purchase Agreements with Enable Growth Partners LP, Pierce Diversified Strategy Master Fund LLC, and Enable Opportunity Partners LP.  The aggregate purchase price was $3,000,000 and structured as: warrants to purchase 2,090,592 shares of the Company’s common stock at a price of $1.12 per share, and a convertible debenture for up to $3,428,571, with an annual interest rate of 8%.

The Company filed an SB-2 to register 5,087,107 shares of common stock on September 4, 2007, and it was deemed effective on February 8, 2008.

On February 14, 2008, Huantong, our subsidiary, and TCAM executed a final share transfer agreement whereby Huantong agreed to purchase 30% of the total authorized shares of TCAM for the purchase amount of $200,000 and 3.5 million shares of Guangzhou Global Telecom, Inc.’s common stock.

On January 23, 2009, the Company filed an amendment to raise the number of shares of authorized stock to 1,000,000,000.

On July 29, 2008, Global Telecom Holdings Limited, our wholly-owned subsidiary of Guangzhou Global completed the acquisition of Guangzhou Renwoxing Telecom, a company incorporated under the laws of the People’s Republic of China. Pursuant to the terms of the Agreement, we issued 9,727,769 shares of common stock to certain assigners designated for 51% equity interest in Guangzhou Renwoxing Telecom.

A Settlement Agreement was executed on December 29, 2008 hat amended the July 31 2009 Stock Purchase Agreement. In consideration of a total payment of $1,300,000 to the holders by the Company no later than January 21, 2010, the convertible debentures were deemed satisfied and all outstanding warrants held by the holders were cancelled. In addition, the holders canceled all the Company shares held by them.

On March 8, 2012, the Company filed an amendment to its Articles of Incorporation to change its name to China Teletech Holding, Inc.

On January 7, 2014, in lieu of the cash satisfaction of the Settlement Agreement payment, the Company entered into a letter agreement with Enable Funds pursuant to which the Company agreed to pay the sum of $50,000 within 3 business day upon execution of the letter agreement and issue to Enable Funds an aggregate of 4,600,000 shares of common stock of the Company.

On June 30, 2014, the Company entered into a Cooperation Agreement with Shenzhen Jinke Energy Development Co., Ltd. (“SJD”). Pursuant to the Agreement, the Company purchased 51% of all the assets of SJD. The Company issued to 20 million shares of the Company’s common stock share in exchange for the 16% of all the assets of SJD, and upon completion of financing, purchased an additional 35% of the assets of SJD in consideration of approximately 43.75 million shares.

On November 15, 2016, the Company, Liaoning Kuncheng Education Investment Co. Ltd. and Kunyuan Yang, the 94.9% shareholder of Kuncheng entered into a Share Exchange Agreement pursuant to which China Teletech Holding, Inc. would acquire 51% of the issued and outstanding equity securities of Kuncheng. On December 17, 2017, the parties executed a Recission Agreement to rescind the Share Exchange Agreement.

Business operations for China Teletech Holding, Inc. and its subsidiaries were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2020. The Company filed its last 10-Q in 2018, this financial report included liabilities and debts. As of the date of this filing, these liabilities and debts have been addressed and the legal opinion for debt write off is attached as an Exhibit.

On October 27, 2020, the Circuit Court of the Second Judicial Circuit in Leon County, Florida (the “Court) granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed Small Cap Compliance, LLC (“SCC”, the “Custodian”) custodian with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock. Rhonda Keaveney is the control person for Small Cap Compliance, LLC.

The court awarded custodianship to SCC based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, Rhonda Keaveney was appointed sole officer and director.

The Company was severely delinquent in filing annual reports for the Company’s charter. The last quarterly report was filed on June 30, 2018 on Form 10-Q. In addition, the company was subject to Exchange Act reporting requirements including filing 10Q’s and 10Ks. The Company was out of compliance with Exchange Act reporting. SCC attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success. The Custodian filed Form 15 on November 6, 2020 to suspend the duty to file reports under Section 15d of the Securities Exchange Act of ’34.

SCC was a shareholder in the Company and applied to the Court for an Order appointing SCC as the Custodian. This application was for the purpose of reinstating CNCT’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

SCC performed the following actions in its capacity as custodian:

•	Funded any expenses of the company including paying off outstanding liabilities
•	Brought the Company back into compliance with the Nevada Secretary of State, resident agent, transfer agent
•	Appointed officers and directors and held a shareholders meeting

The Custodian paid the following expenses on behalf of the Company:

•	Florida Secretary of State for reinstatement of the Company, $1,925
•	Shareholders Meeting $500
•	Vstock Transfer $4,468.92

Upon appointment as the Custodian of CNCT and under its duties stipulated by the Florida court, SCC took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Florida Secretary of State. SCC also had authority to enter into contracts and find a suitable merger candidate. SCC was compensated for its role as custodian in the amount of $80,000. SCC did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on March 15, 2021.

On November 20, 2020, SCC entered into a Stock Purchase Agreement (the “Agreement”) with World Capital Holding, Ltd., whereby World Capital Holding, Ltd. paid SCC $80,000 in consideration of 1,500,000 shares of Convertible Series A Preferred Stock and 200,000,000 restricted Common Shares of Stock. These shares represent the controlling block of stock. Yang, Kung Fu is the control person for World Capital holding, Ltd. and Yan Ping Sheng is the officer and director. Rhonda Keaveney resigned as the Company’s sole officer and director and appointed Yan Ping Sheng as officer and director.

(b) Business of Issuer

China Teletech Holding, Inc. is currently a developmental stage company, incorporated under the laws of the State of Florida on March 29, 1999.

The Company’s contemplated business plan is to engage in cluster consumption in the food industry, to include food products, channels of distribution, and operations and has been in search of a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations and plans to acquire a business in the food industry.

At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which the Company may become an operating company. The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuate. At present financial revenue has not yet been realized. The Company hopes to raise capital in order to fund the acquisitions. The Company may also be subject to increased US and China governmental regulations following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

China Teletech Holding, Inc. is a Blank Check Company as defined by Securities Act Rule 419(a)(2):

(i)	Is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and
(ii)	Is issuing “penny stock,” as defined in Rule 3a51-1 (17 CFR 240.3a51-1) under the Securities Exchange Act of 1934 (“Exchange Act”).

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected balance sheet data for our Company at September 30, 2024 (unaudited) and December 31, 2023:

	September 30, 2024	December 31, 2023
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	71,334	30,920
Total Stockholders’ Deficit	$(71,334)	$(30,920)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three and Nine months ended September 30, 2024 and 2023

Revenue

For the three months ended September 30, 2024 and 2023, the Company had not generated any revenues.

For the nine months ended September 30, 2024 and 2023, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $8,718 compared to $1,810 for the three months ended September 30, 2023.

Operating expenses for the nine months ended September 30, 2024 were $40,414 compared to $11,507 for the nine months ended September 30, 2023.

Operating expenses increased in 2024 due to professional fees and other general and administrative fees incurred for Registration filing and being a reporting company for this period.

Other Income and Expenses

For the three months ended September 30, 2024 and 2023, the Company did not have any other income or expenses.

For the nine months ended September 30, 2024 and 2023, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2024, the Company had a net loss of $8,718 compared to the three months period ended September 30, 2023 of a net loss of $1,810.

For the nine months ended September 30, 2024, the Company had a net loss of $40,414 compared to the nine months period ended September 30, 2023 of a net loss of $11,507.

Liquidity and Capital Resources

As of September 30, 2024, we had no cash and had a working capital deficit of $71,334.

The Company has not generated any revenues from operations, and may be unable to fund on-going activities. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in generating revenues and cash flows for operations, and the possibility of new regulations that will make our company difficult or impossible to operate.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

If we are unable to complete any phase of our development program or fail to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $61,117 and $23,915 as of September 30, 2024 and December 31, 2023.

Operating Activities

Net cash used in operating activities were $37,202 for the nine months ended September 30, 2024 and $5,158 for the same period ended 2023. The change resulted from net loss of $40,414 for the nine months ended September 30, 2024 with accounts payable and accrued expenses increased by $3,212 from $7,005 at December 31, 2023 to $10,217 at September 30, 2024. The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2024 and 2023.

Financing Activities

Net cash provided by financing activities were $37,202 for the nine months ended September 30, 2024 and $5,158 for the same period ended in 2023. The Company received net advances of $37,202 and $5,158 from related party for working capital purposes for the nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2024 the Company did not issued common stock for cash.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the SEC report filed. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control system was designed to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements.

Our management, consisting of our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Assessment Regarding Internal Control Over Financial Reporting

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2020, World Capital Holding, Ltd entered into a Stock Purchase Agreement with Small Cap Compliance, LLC whereby World Capital Holding, Ltd. purchased 1,500,000 shares of Convertible Preferred Stock, the controlling block of stock, and 200,000,000 shares of restricted Common Stock for the purchase price of $80,000.

The restricted shares were sold in a private transaction pursuant to Rule 144(i) of the ’33 Securities Act. As of this date, the shares have not been registered.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2024	CHINA TELETECH HOLDING, INC.

	By:	/s/Yan Ping Sheng
	Name	Yan Ping Sheng
	Title	Chief Executive Officer and Chief Financial Officer

