Form 10-K
period 2024-12-31
Cluster Group Holdings Ltd Co
filed 2025-04-15
CIK 1346287

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-56680

CLUSTER GROUP HOLDINGS LIMITED CO.
(Exact name of registrant as specified in its charter)

Florida	45-4895104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16th Floor, North Tower

528 Pudong South Road

Shanghai 200120

China

(Address of principal executive offices) (Zip Code)

+86-21-50917695

(Registrant’s telephone number, including area code)

CHINA TELETECH HOLDING INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	CLUS	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

As of June 30, 2024 (last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported trade on that date ($0.0007), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $4,399.

The number of shares of the registrant's common stock outstanding on December 31, 2024 was 4,399.

CLUSTER GROUP HOLDINGS LIMITED CO.

ANNUAL REPORT ON FORM 10-K

i

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Cluster Group Holdings Limited Co.”, “we,” “us,” “our,” “the Company”, “our company”.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

ITEM 1. BUSINESS

Business Overview

(a)	Business Development

Cluster Group Holdings Limited Co. formerly China Teletech Holding Inc. (OTC “CLUS”) was incorporated as Avalon Development Enterprises Inc. on March 29, 1999, under the laws of the State of Florida. We amended our Articles of Incorporation on December 5, 2005, changing the par value of our stock and increasing the total authorized capital stock. At that time the Company engaged in the acquisition of one commercial property and expanded into building cleaning, maintenance services, and equipment leasing as supporting ancillary services. The Company went public via an SB-2 filing in 2006.

On January 10, 2007, we effected a merger with Global Telecom Holdings, Ltd., a British Virgin Islands Corporation, and the shareholders, entered into a Share Exchange Agreement. Pursuant to that Agreement, the Company issued 399 shares of its restricted common stock to the shareholders in exchange for 1,000 shares of Global Telecom Holdings, Ltd. common stock.

On March 27, 2007, the Company filed an amendment to its Articles of Incorporation and changed its name to GuangZhou Global Telecom, Inc.

On July 31, 2007, the Company entered into Stock Purchase Agreements with Enable Growth Partners LP, Pierce Diversified Strategy Master Fund LLC, and Enable Opportunity Partners LP.  The aggregate purchase price was $3,000,000 and structured as: warrants to purchase 20 shares of the Company’s common stock at a price of $112,000 per share, and a convertible debenture for up to $3,428,571, with an annual interest rate of 8%.

We filed an SB-2 to register 51 shares of common stock on September 4, 2007, and it was deemed effective on February 8, 2008.

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

On July 29, 2008, Global Telecom Holdings Limited, our wholly-owned subsidiary of Guangzhou Global completed the acquisition of Guangzhou Renwoxing Telecom, a company incorporated under the laws of the People’s Republic of China. Pursuant to the terms of the Agreement, we issued 97 shares of common stock to certain assigners designated for 51% equity interest in Guangzhou Renwoxing Telecom.

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

On January 7, 2014, in lieu of the cash satisfaction of the Settlement Agreement payment, the Company entered into a letter agreement with Enable Funds pursuant to which the Company agreed to pay the sum of $50,000 within 3 business day upon execution of the letter agreement and issue to Enable Funds an aggregate of 46 shares of common stock of the Company.

On June 30, 2014, the Company entered into a Cooperation Agreement with Shenzhen Jinke Energy Development Co., Ltd. (“SJD”). Pursuant to the Agreement, the Company purchased 51% of all the assets of SJD. The Company issued to 200 shares of the Company’s common stock share in exchange for the 16% of all the assets of SJD, and upon completion of financing, purchased an additional 35% of the assets of SJD in consideration of approximately 437 shares of the Company.

On November 15, 2016, the Company, Liaoning Kuncheng Education Investment Co. Ltd. and Kunyuan Yang, the 94.9% shareholder of Kuncheng entered into a Share Exchange Agreement pursuant to which the Company would acquire 51% of the issued and outstanding equity securities of Kuncheng. On December 17, 2017, the parties executed a Recission Agreement to rescind the Share Exchange Agreement.

The business operations for the Company and its subsidiaries were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2020. The Company filed its last 10-Q in 2018, this financial report included liabilities and debts. As of the date of this filing, these liabilities and debts have been addressed and the legal opinion for debt write off is attached as an Exhibit.

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

SCC was a shareholder in the Company and applied to the Court for an Order appointing SCC as the Custodian. This application was for the purpose of reinstating the Company’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

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

Upon appointment as the Custodian of the Company and under its duties stipulated by the Florida court, SCC took initiative to organize the business of the issuer. As Custodian, the duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Florida Secretary of State. SCC also had authority to enter into contracts and find a suitable merger candidate. SCC was compensated for its role as custodian in the amount of $80,000. SCC did not receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged on March 15, 2021.

On November 20, 2020, a change in control of the Company occurred when SCC entered into a Stock Purchase Agreement (the “Agreement”) with World Capital Holding, Ltd., whereby World Capital Holding, Ltd. paid SCC $80,000 in consideration of 1,500,000 shares of Convertible Series A Preferred Stock and 2,000 restricted Common Shares of Stock. These shares represent the controlling block of stock. Yang, Kung Fu is the control person for World Capital holding, Ltd. and Yan Ping Sheng is the officer and director. Rhonda Keaveney resigned as the Company’s sole officer and director and appointed Yan Ping Sheng as officer and director.

On November 7, 2024, the Company approved a 1-for-100,000 reverse stock split of its outstanding common stock. As a result, the number of issued and outstanding shares was proportionally reduced, while the authorized shares remained unchanged. Concurrently, the Company changed its corporate name from China Teletech Holding, Inc. to Cluster Group Holdings Limited Co. and its trading symbol changed from CNCT to CLUS to reflect its new corporate identity. These corporate actions became effective on January 28, 2025. For all periods presented in this Report, share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split.

(b)	Business of Issuer

Cluster Group Holdings Limited Co.’s contemplated business plan is to engage in cluster consumption in the food industry, to include food products, channels of distribution, and operations and has been in search of a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations and plans to acquire a business in the food industry. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which the Company may become an operating company.

Opportunities may come to the Company’s attention from various sources, including our management, our stockholders, professional advisors, securities broker dealers, venture capitalists and private equity funds, members of the financial community and others who may present unsolicited proposals. At this time, the Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if such arrangements are deemed to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company has restricted its search to a business in the food industry, including food products and channels of distribution. In evaluating a potential transaction, the Company analyzes all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

It is not possible at this time to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation, or reorganization of the Company with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, our present management and stockholders may not have control of a majority of the voting shares of the Company following reorganization or other financial transaction. As part of such a transaction, some or all of the Company’s existing directors may resign and new directors may be appointed. The Company’s operations following the consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company may also be subject to increased US and China governmental regulations following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuate.

At present financial revenue has not yet been realized. The Company hopes to raise capital in order to fund the acquisitions. All statements involving our business plan are forward looking statements and have not been implemented as of this filing.

The Company is moving in a new direction, statements made relating to our contemplated business combination are forward looking statements and we have no history of performance. Current management does not have any experience in acquisition of companies but is actively looking for a suitable person to incorporate into the management team.

The analysis will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into definitive agreements. In our continued efforts to analyze potential merger candidates, we intend to consider the following factors:

•	Potential for growth, indicated by anticipated market expansion or new technology;
•	Competitive position as compared to other businesses of similar size and experience within our contemplated segment as well as within the industry as a whole;
•	Strength and diversity of management, and the accessibility of required management expertise, personnel, services, professional assistance and other required items;
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities or convertible debt, through joint ventures or similar arrangements or from other sources;
•	The extent to which the business opportunity can be advanced in our contemplated marketplace; and
•	Other relevant factors

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Additionally, we will be competing against other entities that may have greater financial, technical, and managerial capabilities for identifying and completing our contemplated business plan to merge with a company operating in the food service industry, to include food products, channels of distribution.

We are unable to predict when we will, if ever, identify and implement a business plan. We anticipate that a proposed merger candidate would be made available to us through personal contacts of our directors, officers and principal stockholders, professional advisors, broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who introduce the Company to business opportunities in which we participate.

We expect that our due diligence will encompass, among other things, meetings with incumbent management of the target business and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to the Company. This due diligence review will be conducted either by our management or by third parties we may engage. We anticipate that we may rely on the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.

We may incur time and costs required to select and evaluate our business structure and complete a merger, which cannot presently be determined with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business that is not ultimately completed may result in a loss to the Company. These fees may include legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. We have no present arrangements for any of these types of fees.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys, consultants, and others. Costs may be incurred in the investigation process, which may not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

As of the time of this filing, the Company has not implemented a business combination. Our plan is to implement a business combination by merging with, or acquiring, an operating entity that offers opportunities in the food service industry, to include food products, channels of distribution. We are actively looking for a suitable merger candidate and evaluating potential target companies that align with our business needs. This will require review of financials, products and management of the merger candidate. We anticipate the review process could take up to 30 days after a viable candidate is located.

Competition

The Company is in direct competition with many other entities in its efforts to locate a suitable merger candidate. Included in the competition are business development companies, special purpose acquisition companies (“SPACs”), venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources and are able to assume greater risks than those which our Company could consider. Many of these competing entities also possess significantly greater experience and contacts than the Company’s management. Moreover, the Company also competes with numerous other companies similar to it for such opportunities.

Effect of Existing or Probable Governmental Regulations on the Business

We are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002. Under the Exchange Act, we are required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Sarbanes-Oxley Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also (1) requires steps be taken to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; (2) establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; (3) creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; (4) prohibits certain insider trading during pension fund blackout periods; and (5) establishes a federal crime of securities fraud, among other provisions.

We are also be subject to Section 14(a) of the Exchange Act, which requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A. Preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are provided to our stockholders.

Employees

As of December 31, 2024, we had one officer and director. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 1C. CYBERSECURITY

The Company currently manages its cybersecurity risk through a variety of practices applicable to all users of its information technology and assets, including our officers, directors, contractors, and vendors. These practices include the use of passwords protocols, third party firewalls, antivirus protections, and secure cloud-based data storage. The Company also promotes general security awareness through basic user access controls and regular internal monitoring.

The Board of Directors oversees cybersecurity risks and performs an annual review of the Company’s cybersecurity program, including management’s actions to identify, detect, and respond to potential threats.

As of the date of this report, the Company has not experienced any material cybersecurity incidents, nor has it identified any material cybersecurity threats that have affected or are reasonably likely to materially affect its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information.

Our common stock is currently quoted on the OTC market “Pink Sheets” under the symbol CLUS. There is limited liquidity in the public trading market for our common stock, and trading in our shares has been sporadic. We do not believe that the limited or sporadic quotations on the OTC market “Pink Sheets” constitute an established public trading market for our common stock.

The following table sets forth the high and low bid prices for our common stock for each quarterly period within the two most recent fiscal years and the subsequent interim period. These quotations reflect inter-dealer prices and may not represent actual transactions.

	Price Range
Period	High	Low
Year ended December 31, 2024
First Quarter	$468	$40
Second Quarter	$400	$110
Third Quarter	$110	$10
Fourth Quarter	$790	$20
Year Ended December 31, 2023:
First Quarter	$380	$160
Second Quarter	$315	$100
Third Quarter	$900	$200
Fourth Quarter	$520	$210

As of April 14, 2025, the closing price of our common stock as reported on the OTC market “Pink Sheets” was $200 per share.

(b)	Holders.

As of April 14, 2025, there are approximately 116 holders of an aggregate of 4,399 shares of our Common Stock issued and outstanding.

(c)	Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

(d)	Securities authorized for issuance under equity compensation plans.

None.

ITEM 6. RESERVED

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

Our business plan includes mergers and acquisitions of operating companies. We are tentatively looking for capital or different target companies in same industry for acquisition for our business plan. Our business is not yet operational.

Recent Developments

On November 4, 2020, a change in control of the Company occurred when World Capital Holding, Ltd. entered into a Stock Purchase Agreement with Small Cap Compliance, LLC. Pursuant to the agreement, World Capital Holding, Ltd. acquired 1,500,000 shares of Series A Convertible Preferred Stock, representing the controlling block of the Company’s voting securities, along with 200,000,000 shares of restricted Common Stock, for a total purchase price of $80,000.

On November 7, 2024, the Company approved a 1-for-100,000 reverse stock split of its outstanding common stock. As a result, the number of issued and outstanding shares was proportionally reduced, while the authorized shares remained unchanged. Concurrently, the Company changed its corporate name from China Teletech Holding, Inc. to Cluster Group Holdings Limited Co. and its trading symbol changed from CNCT to CLUS to reflect its new corporate identity. These corporate actions became effective on January 28, 2025. For all periods presented in this Report, share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2024, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations - Years ended December 31, 2024 and 2023

Revenue

We had no revenues from operations for the years ended December 31, 2024 and 2023.

General and Administrative Expense

General and Administrative Expenses were $58,459 for the year ended December 31, 2024 compared to $10,658 for the year ended December 31, 2023, an increase of $47,801. The increase resulted from expenses incurred as a SEC reporting company. Professional fess such as auditor fees of $27,500, consulting fees of $11,000 and other professional fees of $14,694 for the years ended December 31, 2024 increased compared to the same period in 2023.

Net Loss

We had a net loss of $58,459 for the year ended December 31, 2024 compared to $10,658 for the year ended December 31, 2023.

Liquidity and Capital Resources- At December 31, 2024 and 2023

Cash Used in Operating Activities

For the years ended December 31, 2024 and 2023, the Company had cash used in operating activities in the amount of $48,708 and $5,158, respectively, which were primarily due to net loss for the year with an increase in accounts payable and accrued expenses for the year ended December 31. 2023.

Cash Used in Investing Activities

For the years ended December 31, 2024 and 2023, the Company did not have any investing activities.

Cash Provided by Financing Activities

For the years ended December 31, 2024 and 2023, the Company realized cash provided by financing activities in the amount of $48,708 and $5,158, respectively, which consisted of advances from our officer and director for working capital purposes.

As of December 31, 2024 and 2023, we had no cash balances.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2024 and 2023, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of our company are being made only in accordance with authorization of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2024, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2024 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Yan Ping Sheng	61	CEO, President, Secretary, Treasurer, Director

Mr. Yan Ping Sheng

Mr. Yan Ping Sheng graduated from Tsinghua University with the credentials of EMBA and a degree in Risk Management. His employment is as follows:

•	2013 to present, prepared for the registration of World Financial Holding Group (HK) and he has served as CEO
•	2014 to present, participated in the merger and acquisition of Baying Ecological Holding Group Inc (ticker symbol: BYIN)
•	2017 to present, participated in the merger and acquisition of Dong Fang Hui Le Inc. (ticker symbol: DFHL)
•	2018 to present, CEO of World Financial Holding Group (USA)
•	2018 to present, CEO of Shanghai Capital Holding Co., Ltd
•	2018 to present, the director of World Capital Holding Ltd (BVI)
•	2018 to present, CEO and CFO of the Company
•	2018 to present, CEO of Shanghai Qifan Enterprise Management Co., Ltd.

While serving as an officer of these companies, Mr. Sheng formulated medium and long-term development strategies and corporate development goals. His experience includes presiding over board meetings, reviewing financial reports, external relations, and assessment and monitoring of senior personnel.

Mr. Sheng is involved with several companies. There is potential conflict when managing multiple companies:

•	Finding a suitable merger candidate or developing a business;
•	Continuing to fund these companies by paying transfer agent fees, audit and accounting fees, and attorney fees;
•	Time management, Mr. Sheng allocates under 20 per week on management duties;
•	Maintaining regulatory compliance that segregate the companies;
•	World Capital Holding Ltd. is majority shareholder and the potential for engaging in biased business practices increases;

Director Independence

Our board of directors is currently composed of one member who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationship exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our directors or executive officers, other business interests and their involvement with the Company.

Insider Trading Policies and Procedures

As of the date of this report, the Company has not adopted insider trading policies and procedures applicable to its directors, officers, or employees.

The Company is currently in the development stage, with limited operations and no employees other than its officers and directors. Given this structure and absence of active trading by insiders, the Board of Directors has determined that a formal insider trading policy is not currently necessary.

The Company intends to adopt formal insider trading policies and procedures as its operations develop and the scope of its activities expands.

ITEM 11. EXECUTIVE COMPENSATION

For each of the years ended December 31, 2024, and 2023 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers and directors.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2024 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock (2)
World Capital Holding, Ltd. (1) 16th Floor, North Tower 528 Pudong South Road Shanghai, China 200120	2,000	45.465%

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Preferred Stock (3)
World Capital Holding, Ltd. (1) 16th Floor, North Tower 528 Pudong South Road Shanghai, China 200120	1,5000,000 Preferred A Shares	100%

(1)	Yang, Kung-Fu is a control person of World Capital Holding Ltd, and a director, officer of World Capital Holding Ltd

(2)	Based on 4,399 shares of common stock issued and outstanding as of December 31, 2024.

(3)	Based on 1,500,000 shares of preferred stock issued and outstanding as of December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Regulation S-K, Item 4, Section C require disclosure of promoters and certain control persons for registrants that are filing a registration statement on Form 10 under the Exchange Act and that had a promoter at any time during the past five fiscal years shall:

(i)	State the names of the promoter(s), the nature and amount of anything of value (including money, property, contracts, options or rights of any kind) received or to be received by each promoter, directly or indirectly, from the registrant and the nature and amount of any assets, services or other consideration therefore received or to be received by the registrant; and

(ii)	As to any assets acquired or to be acquired by the registrant from a promoter, state the amount at which the assets were acquired or are to be acquired and the principle followed or to be followed in determining such amount, and identify the persons making the determination and their relationship, if any, with the registrant or any promoter. If the assets were acquired by the promoter within two years prior to their transfer to the registrant, also state the cost thereof to the promoter.

Small Cap Compliance, LLC or Rhonda Keaveney is considered a promoter(s) under the meaning of Securities Act Rule 405. Small Cap Compliance, LLC (“SCC”) is a shareholder in the Company and Rhonda Keaveney is the sole member of SCC. Ms. Keaveney was appointed custodian of the Company and under its duties stipulated by the Nevada court where she took initiative to organize the business of the issuer. As custodian, her duties were to conduct daily business, hold shareholder meetings, appoint officers and directors, reinstate the company with the Nevada Secretary of State. The custodian also had authority to enter into contracts and find a suitable merger candidate. In addition, Ms. Rhonda was compensated for his role as custodian and paid outstanding bills to creditors on behalf of the company. The custodian has not, and will not, receive any additional compensation, in the form of cash or stock, for custodian services. The custodianship was discharged accordingly.

Under Regulation S-K Item 404(c)(2) Registrants shall provide the disclosure required by paragraphs (c)(1)(i) and (c)(1)(ii) of this Item as to any person who acquired control of a registrant that is a shell company, or any person that is part of a group, consisting of two or more persons that agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of a registrant, that acquired control of a registrant that is a shell company.

Mr. Yang, Kung-Fu is the control person for World Capital Holding, Ltd and is considered control person acquiring control of the Company. As discussed in Item 1, purchased 1,500,000,000 shares of the Company’s Preferred A Shares. These shares represent the controlling block of stock and were purchased from Small Cap Compliance, LLC for $80,000.

Transactions with Related Persons

Mr. Yang, Kung-Fu, majority shareholder and a director the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $2,501 and $nil as of December 31, 2024 and 2023.

On November 4, 2020, World Capital Holding, Ltd entered into a Stock Purchase Agreement with Small Cap Compliance, LLC whereby World Capital Holding, Ltd. purchased 1,500,000 shares of Convertible Preferred A Series Stock, the controlling block of stock, and 200,000,000 shares of restricted Common Stock for the purchase price of $80,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31, 2024 and 2023, for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2024	December 31, 2023

Audit fees	$27,500	$10,000
Audit-related fees
Tax fees
All other fees
Total	$27,500	$10,000

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

Pre-Approval Policies and Procedures

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

3.1	Articles of Incorporation-Historical Docs

3.2	By-Laws (1)

3.3	Articles of Amendment filed on November 20, 2024

4.1	Stock Purchase Agreement (1)

4.3	Custodian Appoint and Discharge Court Orders (1)
4.4	Officer Appointment Board Minutes (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed as an exhibit to the Company’s Form 10 filed with SEC on August 27, 2024.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLUSTER GROUP HOLDINGS LIMITED CO.
(Registrant)

Date: April 15, 2025	By:	/s/ Yan Ping Sheng
Yan Ping Sheng
Chief Executive Officer
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cluster Group Holdings Limited Co f/k/a China Teletech Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cluster Group Holdings Limited Co f/k/a China Teletech Holding, Inc as of December 31, 2024 and 2023, the related statements of operations, stockholders' (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph. 561 689-4093

Fax: 954 827-0968

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole10, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No matters identified in the audit were considered to be critical audit matters.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company's auditor since 2024

West Palm Beach, FL

April 15, 2025

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$16,757	$7,006
Due to related party	72,623	23,915
Total Current Liabilities	89,380	30,921
Total Liabilities	89,380	30,921

Commitment & contingencies	–	–

Stockholders' Deficit
Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	1,500	1,500
Common Stock, $0.0001 par value; 1,500,000,000 shares authorized, 4,399 and 4,399 shares issued and outstanding, respectively	–	–
Additional paid-in capital	7,517,572	7,517,572
Accumulated loss	(7,608,452)	(7,549,993)
Total Stockholders' Deficit	(89,380)	(30,921)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to audited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2024	2023
Revenues	$–	$–

Operating expenses
Professional fees	53,944	8,667
Other general & administrative expense	4,515	1,991
Total operating expenses	58,459	10,658
Loss from operations	(58,459)	(10,658)

Net loss before income tax	(58,459)	(10,658)
Income tax expense	–	–
Net loss	$(58,459)	$(10,658)

Loss per Share - Basic and Diluted	$(13.289)	$(2.423)
Weighted Average Shares Outstanding - Basic and Diluted	4,399	4,399

See accompanying notes to audited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2024 and 2023

	Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	paid-in capital	Accumulated loss	Stockholders' Deficit
Balance, December 31, 2022	1,500,000	$1,500	4,399	$–	$7,517,572	$(7,539,335)	$(20,263)
Net loss	–	–	–	–	–	(10,658)	(10,658)
Balance, December 31, 2023	1,500,000	$1,500	4,399	$–	$7,517,572	$(7,549,993)	$(30,921)
Net loss	–	–	–	–	–	(58,459)	(58,459)
Balance, December 31, 2024	1,500,000	$1,500	4,399	$–	$7,517,572	$(7,608,452)	$(89,380)

See accompanying notes to audited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(58,459)	$(10,658)
Adjustment to reconcile Net loss from operations:
Shares issued for services or compensation	–	–
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	9,751	1,833
Net Cash Used in Operating Activities	(48,708)	(5,158)

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	48,708	5,158
Net Cash Provided by Financing Activities	48,708	5,158

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to audited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

Formerly CHINA TELETECH HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the years ended December 31, 2024 and 2023

NOTE 1 – ORGANIZATION AND OPERATIONS

Cluster Group Holdings Limited Co. formerly known as China Teletech Holdings Inc. (the “Company”) is a corporation organized under the laws of the state of Florida on March 29, 1999. The operations of China Teletech Holdings Inc. and its subsidiaries were abandoned by the former management and custodianship action was commenced in the year of 2020.

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

On November 7, 2024, the Company’s board of director approved a change of the Company’s name from China Teletech Holdings Inc. to Cluster Group Holdings Limited Co. This change was made to better reflect the Company’s strategic direction and business operations.

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

The significant estimations of the Company include the assumption that the Company will continue to operate as a going concern. Those significant accounting estimations or assumptions is difficult to measure or value and bears the risk of change since there are uncertainties attached to those estimations or assumption. The management will estimate based on the historical experience and various assumptions that are believed to be reasonable under circumstances, the results of which form the basis for making judgements on the carrying values of assets and liabilities that are not apparent from other sources.

Management review regularly on the estimation utilizing the current available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, there will be adjustments to those estimations. Therefore, actual results could differ from estimation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024, the Company does not have any deposits in bank.

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

For the years ended December 31, 2024 and 2023, Preferred Stock Series A convertible into common stock were anti-dilutive and not included in the computation of diluted earnings per share because of net loss incurred by the Company for periods ended.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of December 31, 2024 of $7,608,452 without generating any revenues. These factors among others may raise substantial doubts about the Company’s ability to continue as a going concern.

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

As of December 31, 2024 and 2023, the Company has 4,399 and 4,399 shares of common stock issued and outstanding, respectively.

On January 28, 2025, the Company effectuated a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1 for 100,000 (the “Reverse Stock Split”). As a result, the number of issued and outstanding shares was proportionally reduced, while the authorized shares or the par value per share remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split.

For all periods presented in these financial statements and accompanying footnotes, share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split. The Reverse Stock Split did not impact the Company’s total stockholders’ equity.

For the year ended December 31, 2020, the Company issued 2,000 shares at $10 per share for proceeds of $20,000.

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

As of December 31, 2024 and 2023, the Company has 1,500,000 shares of convertible preferred stock Series A issued and outstanding.

NOTE 5 – INCOME TAX

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

As of December 31, 2024, the Company had net operating loss carryforwards that may be available to offset future taxable income. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2024 and 2023 the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

Mr. Sheng Yan Ping, the Company’s CEO, Secretary, Treasurer and Director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $72,623 and $23,915 as of December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, expenses paid on behalf of the Company by Mr. Sheng totaled $48,708 and $5,158, respectively.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to April 15, 2025, the date the financial statements were available to be issued and identified that the following item for disclosure:

On January 28, 2025, the Company effectuated a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1 for 100,000 (the “Reverse Stock Split”). As a result, the number of issued and outstanding shares was proportionally reduced, while the authorized shares or the par value per share remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split.

For all periods presented in these financial statements and accompanying footnotes, share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split. The Reverse Stock Split did not impact the Company’s total stockholders’ equity.

