Form 10-Q
period 2025-03-31
Cluster Group Holdings Ltd Co
filed 2025-07-07
CIK 1346287

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

+86-21-50917695

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	CLUS	N/A

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

As of March 31, 2025, there were 4,399 shares outstanding of the registrant’s Common Stock.

As of March 31, 2025, there were 1,500,000 shares outstanding of the registrant’s Convertible Preferred Stock.

CHINA TELETECH HOLDING INC.

FORM 10-Q

March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	–	–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	7,057	16,757
Due to related party	91,086	72,623
Total Current Liabilities	98,143	89,380
Total Liabilities	98,143	89,380

Commitment & contingencies	–	–

Stockholders' Deficit
Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	1,500	1,500
Common Stock, $0.0001 par value; 1,500,000,000 shares authorized, 4,399 and 4,399 shares issued and outstanding, respectively	–	–
Additional paid-in capital	7,517,572	7,517,572
Accumulated loss	(7,617,215)	(7,608,452)
Total Stockholders' Deficit	(98,143)	(89,380)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2025	2024
Revenues	$–	$–

Operating expenses
Professional fees	5,500	–
Other general & administrative expense	3,263	1,053
Total operating expenses	8,763	1,053
Loss from operations	(8,763)	(1,053)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(8,763)	(1,053)
Income tax expense	–	–
Net loss	$(8,763)	$(1,053)

Earnings (Loss) per Share - Basic and Diluted	$(1.992)	$(0.239)
Weighted Average Shares Outstanding - Basic and Diluted	4,399	4,399

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2025 and 2024

Unaudited

	Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	paid-in capital	Accumulated loss	Stockholders' Deficit
Balance, December 31, 2023	1,500,000	$1,500	4,399	$–	$7,517,572	$(7,549,992)	$(30,920)
Net loss	–	–	–	–	–	(1,053)	(1,053)
Balance, March 31, 2024	1,500,000	$1,500	4,399	$–	$7,517,572	$(7,551,045)	$(31,973)

Balance, December 31, 2024	1,500,000	$1,500	4,399	$–	$7,517,572	$(7,608,452)	$(89,380)
Net loss	–	–	–	–	–	(8,763)	(8,763)
Balance, March 31, 2025	1,500,000	$1,500	4,399	$–	$7,517,572	$(7,617,215)	$(98,143)

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(8,763)	$(1,053)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(9,700)	894
Net Cash Used in Operating Activities	(18,463)	(159)

Cash Flows from Investing Activities
Acquisition of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from related party payables	18,463	159
Net Cash Provided by Financing Activities	18,463	159

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

Formerly CHINA TELETECH HOLDING INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2025 and 2024

(Unaudited)

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025, the Company does not have any deposits in bank.

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

For the three months ended March 31, 2025 and 2024, Preferred Stock Series A convertible into common stock were anti-dilutive and not included in the computation of diluted earnings per share because of net loss incurred by the Company for periods ended.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of March 31, 2025 of $7,617,215 without generating any revenues. These factors among others may raise substantial doubts about the Company’s ability to continue as a going concern.

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

As of March 31, 2025 and December 31, 2024, the Company has 4,399 and 4,399 shares of common stock issued and outstanding, respectively.

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

As of March 31, 2025 and December 31, 2024, the Company has 1,500,000 shares of convertible preferred stock Series A issued and outstanding.

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

As of March 31, 2025, the Company had net operating loss carryforwards that may be available to offset future taxable income. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2025, the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

Mr. Sheng Yan Ping, the Company’s CEO, Secretary, Treasurer and Director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $91,086 and $72,623 as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025 and 2024, expenses paid on behalf of the Company by Mr. Sheng totaled $18,463 and $159, respectively.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no other items to disclose or require adjustments except the following.

On June 13, 2025, Mr. Yan Ping Sheng, a related party of the Company, agreed to convert $80,000 of outstanding payables owed to Mr. Sheng into 40,000,000 shares of the Company’s common stock, par value $0.0001 per share. The conversion was based on a price of $0.002 per share. The conversion satisfied the amount payable to Mr. Sheng.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Cluster Group Holdings Limited Co. for the three months ended March 31, 2025 and 2024, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Cluster Group Holdings Limited Co. or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, services and litigation, as well as the matters discussed in Cluster Group Holdings Limited Co.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. Cluster Group Holdings Limited Co. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

On November 7, 2024, the Company approved a 1-for-100,000 reverse stock split of its outstanding common stock. As a result, the number of issued and outstanding shares was proportionally reduced, while the authorized shares remained unchanged. Concurrently, the Company changed its corporate name from China Teletech Holding, Inc. to Cluster Group Holdings Limited Co. and its trading symbol changed from CNCT to CLUS to reflect its new corporate identity. These corporate actions became effective on January 28, 2025. For all periods presented in this Report, share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split

(b) Business of Issuer

Cluster Group Holdings Limited Co. is currently a developmental stage company, incorporated under the laws of the State of Florida on March 29, 1999.

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

Cluster Group Holdings Limited Co. is a Blank Check Company as defined by Securities Act Rule 419(a)(2):

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

The following table provides selected balance sheet data for our Company at March 31, 2025 (unaudited) and December 31, 2024:

	March 31, 2025	December 31, 2024
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	98,143	89,380
Total Stockholders’ Deficit	$(98,143)	$(89,380)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three months ended March 31, 2025 and 2024

Revenue

For the three months ended March 31, 2025 and 2024, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 were $8,763 compared to $1,053 for the three months ended March 31, 2024.

Operating expenses increased in 2025 due to professional fees and other general and administrative fees incurred for Registration filing and being a reporting company for this period.

Other Income and Expenses

For the three months ended March 31, 2025 and 2024, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2025, the Company had a net loss of $8,763 compared to the three months period ended March 31, 2024 of a net loss of $1,053.

Liquidity and Capital Resources

As of March 31, 2025, we had no cash and had a working capital deficit of $98,143.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $91,086 and $72,623 as of March 31, 2025 and December 31, 2024.

Operating Activities

Net cash used in operating activities were $18,463 for the three months ended March 31, 2025 and $159 for the same period ended 2024. The change resulted from net loss of $8,763 for the three months ended March 31, 2025 with accounts payable and accrued expenses decreased by $9,700 from $16,757 at December 31, 2024 to $7,057 at March 31, 2025. The decrease in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the three months ended March 31, 2025 and 2024.

Financing Activities

Net cash provided by financing activities were $18,463 for the three months ended March 31, 2025 and $159 for the same period ended in 2024. The Company received net advances of $18,463 and $159 from related party for working capital purposes for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company did not issue common stock for cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: July 7, 2025	CLUSTER GROUP HOLDINGS LIMITED CO.

	By:	/s/Yan Ping Sheng
	Name	Yan Ping Sheng
	Title	Chief Executive Officer and Chief Financial Officer

