Form 10-Q
period 2025-06-30
Cluster Group Holdings Ltd Co
filed 2025-08-14
CIK 1346287

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of June 30, 2025, there were 40,004,399 shares outstanding of the registrant’s Common Stock.

As of June 30, 2025, there were 1,500,000 shares outstanding of the registrant’s Convertible Preferred Stock.

CLUSTER GROUP HOLDINGS LIMITED CO.

FORM 10-Q

June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$6,652	$16,757
Due to related party	19,130	72,623
Total Current Liabilities	25,782	89,380
Total Liabilities	25,782	89,380

Commitment & contingencies	–	–

Stockholders' Deficit
Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	1,500	1,500
Common Stock, $0.0001 par value; 1,500,000,000 shares authorized, 40,004,385 and 4,385 shares issued and outstanding, respectively	4,000	–
Additional paid-in capital	7,593,572	7,517,572
Accumulated loss	(7,624,854)	(7,608,452)
Total Stockholders' Deficit	(25,782)	(89,380)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	6,444	29,750	11,944	29,750
Other general & administrative expense	1,195	894	4,458	1,947
Total operating expenses	7,639	30,644	16,402	31,697
Loss from operations	(7,639)	(30,644)	(16,402)	(31,697)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(7,639)	(30,644)	(16,402)	(31,697)
Income tax expense	–	–	–	–
Net loss	$(7,639)	$(30,644)	$(16,402)	$(31,697)

Earnings (Loss) per Share - Basic and Diluted	$(0.002)	$(6.966)	$(0.007)	$(7.206)
Weighted Average Shares Outstanding - Basic and Diluted	4,839,550	4,385	2,435,224	4,385

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2025 and 2024

Unaudited

	Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	paid-in capital	Accumulated loss	Stockholders' Deficit
Balance, December 31, 2023	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,549,992)	$(30,920)
Net loss	–	–	–	–		(1,053)	(1,053)
Balance, March 31, 2024	1,500,000	1,500	4,385	–	7,517,572	(7,551,045)	(31,973)
Net loss	–	–	–	–	–	(30,644)	(30,644)
Balance, June 30, 2024	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,581,689)	$(62,617)

Balance, December 31, 2024	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,608,452)	$(89,380)
Net loss	–	–	–	–	–	(8,763)	(8,763)
Balance, March 31, 2025	1,500,000	1,500	4,385	–	7,517,572	(7,617,215)	(98,143)
Shares issued for services or compensation	–	–	40,000,000	4,000	76,000	–	80,000
Net loss	–	–	–	–	–	(7,639)	(7,639)
Balance, June 30, 2025	1,500,000	$1,500	40,004,385	$4,000	$7,593,572	$(7,624,854)	$(25,782)

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(16,402)	$(31,697)
Adjustment to reconcile Net loss from operations:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(10,105)	5,788
Net Cash Used in Operating Activities	(26,507)	(25,909)

Cash Flows from Financing Activities
Proceeds from related party payables	26,507	25,909
Net Cash Provided by Financing Activities	26,507	25,909

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Shares issued for debt payable	$80,000	$–

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

Formerly CHINA TELETECH HOLDING INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2025 and 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025, the Company does not have any deposits in bank.

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

For the six months ended June 30, 2025 and 2024, Preferred Stock Series A convertible into common stock were anti-dilutive and not included in the computation of diluted earnings per share because of net loss incurred by the Company for periods ended.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of June 30, 2025 of $7,624,854 without generating any revenues. These factors among others may raise substantial doubts about the Company’s ability to continue as a going concern.

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

As of June 30, 2025 and December 31, 2024, the Company has 40,004,385 and 4,385 shares of common stock issued and outstanding, respectively.

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

On June 13, 2025, the Company settled an outstanding payable of $80,000 due to Mr. Yan Ping Sheng (the “Related Party”) through the issuance of 40,000,000 shares of its common stock, par value $0.0001 per share, at a conversion price of $0.002 per share. The shares were issued in the name of World Capital Holding, Ltd., an entity affiliated with the Related Party. The conversion satisfied the amount payable to Mr. Sheng.

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

As of June 30, 2025 and December 31, 2024, the Company has 1,500,000 shares of convertible preferred stock Series A issued and outstanding.

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

As of June 30, 2025, the Company had net operating loss carryforwards that may be available to offset future taxable income. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2025, the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

Mr. Yan Ping Sheng, the Company’s CEO, Secretary, Treasurer and Director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $19,130 and $72,623 as of June 30, 2025 and December 31, 2024. During the six months ended June 30, 2025 and 2024, expenses paid on behalf of the Company by Mr. Sheng totaled $26,507 and $25,909, respectively.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no other items to disclose or require adjustments except the following.

On July 23, 2025, (the “Change of Control Date”), a change in control of the Company occurred through the transfer of voting securities by World Capital Holding, Ltd. The following shares were transferred to unrelated third parties:

•	1,500,000 shares of Series A Preferred Stock to Hongmao IoT Co., Ltd.
•	31,601,580 shares of common stock to Cluster Zhimingde Holdings Co., Ltd.
•	4,400,220 shares of common stock to Hongmao IoT Co., Ltd.

The shares transferred represented a controlling interest in the Company based on the total number of voting shares outstanding. As a result of these transfers, voting control of the Company has changed. Following the change in control, Mr. Yan Ping Sheng continues to serve as an officer and director of the Company, and Mr. ZhiHong Wang has been appointed as a director and Chairman of the Board.

The share transfers were conducted as private transactions between shareholders and did not involve the issuance of any new shares by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Cluster Group Holdings Limited Co. for the three and six months ended June 30, 2025 and 2024, and the notes thereto.

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

On November 7, 2024, the Company approved a 1-for-100,000 reverse stock split of its outstanding common stock. As a result, the number of issued and outstanding shares was proportionally reduced, while the authorized shares remained unchanged. Concurrently, the Company changed its corporate name from China Teletech Holding, Inc. to Cluster Group Holdings Limited Co. and its trading symbol changed from CNCT to CLUS to reflect its new corporate identity. These corporate actions became effective on January 28, 2025. For all periods presented in this Report, share and per share amounts have been retroactively adjusted to reflect the Reverse Stock Split

On July 23, 2025, (the “Change of Control Date”), a change in control of the Company occurred through the transfer of voting securities by World Capital Holding, Ltd. The following shares were transferred to unrelated third parties:

•	1,500,000 shares of Series A Preferred Stock to Hongmao IoT Co., Ltd.
•	31,601,580 shares of common stock to Cluster Zhimingde Holdings Co., Ltd.
•	4,400,220 shares of common stock to Hongmao IoT Co., Ltd.

The shares transferred represented a controlling interest in the Company based on the total number of voting shares outstanding. As a result of these transfers, voting control of the Company has changed. Following the change in control, Mr. Yan Ping Sheng continues to serve as an officer and director of the Company, and Mr. ZhiHong Wang has been appointed as a director and Chairman of the Board.

The share transfers were conducted as private transactions between shareholders and did not involve the issuance of any new shares by the Company.

Mr. Zhihong Wang, age 60, has more than 30 years of experience in corporate management, market development, and business strategy. He currently serves as Chairman of Shaanxi Cluster IOT Service Management Co., Ltd. and Shenzhen Cluster Yijia Equity Investment Fund Management Co., Ltd. Mr. Wang is the founder of the “Clustered Consumption” theory and has received numerous honors, including “Senior Expert of China E-commerce Expert Database” and “Outstanding Chinese Private Entrepreneur.”

(b) Business of Issuer

Cluster Group Holdings Limited Co. (the “Company”) is a development stage company incorporated under the laws of the State of Florida on March 29, 1999.

The Company has not yet commenced material operations or generated revenues and is considered a “blank check company” as defined in Rule 419(a)(2) of the Securities Act of 1933. Specifically:

•	(i) The Company has no specific business plan or purpose and has indicated that its business plan is to engage in a merger, acquisition, reverse merger, or other business combination with an unidentified operating business or entity; and
•	(ii) The Company is issuing “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.

Although the Company currently has no arrangements or understandings with respect to any potential merger or acquisition candidate, it is actively seeking a business combination, particularly with a company engaged in the food and ingredient industry. There can be no assurance that such a transaction will be successfully identified or consummated.

The Company’s contemplated business plan is based on the concept of “cluster consumption” in the food industry. This model involves the aggregation of community-based demand, digital platform integration, and supply chain optimization through a three-node logistics system. The goal is to improve efficiency, reduce costs, and deliver fresh products directly from source to consumer.

This business model has been implemented in China by companies affiliated with the Company’s shareholders. These affiliated operations reportedly serve over 4,000 community stores and 4 million household users. The affiliated entities have introduced four types of consumer service models—management, reservation, anticipation, and leasing—enabled by digital tools and community logistics platforms. By combining online and offline channels, the model seeks to align supply with localized demand, enhance delivery logistics, and provide cost savings to consumers.

It is important to note that the Company does not currently operate these affiliated businesses, and they are not subsidiaries of the Company. The Company’s management may seek to acquire or integrate a similar business in the future, but there are no definitive agreements or assurances at this time.

Until a suitable business combination is completed, the Company does not expect to engage in significant operations and anticipates continued operating losses. If a transaction is consummated, the Company may become subject to increased governmental regulations in both the United States and China; however, the scope and timing of any such regulation is currently unknown.

Results of Operations

Introduction

The financial statements appearing elsewhere in this report have been prepared assuming the Company will continue as a going concern. The Company was recently formed and has not established sufficient operations or revenues to sustain the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected balance sheet data for our Company at June 30, 2025 (unaudited) and December 31, 2024:

	June 30, 2025	December 31, 2024
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	25,782	89,380
Total Stockholders’ Deficit	$(25,782)	$(89,380)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three and Six months ended June 30, 2025 and 2024

Revenue

For the three and six months ended June 30, 2025 and 2024, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 were $7,639 compared to $30,644 for the three months ended June 30, 2024.

Operating expenses for the six months ended June 30, 2025 were $16,402 compared to $31,697 for the six months ended June 30, 2024.

Operating expenses decreased due to additional professional fees and other general and administrative fees incurred for Registration filing to become a reporting company for the three and six months ended June 30, 2024.

Other Income and Expenses

For the three and six months ended June 30, 2025 and 2024, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2025, the Company had a net loss of $7,639 compared to the three months period ended June 30, 2024 of a net loss of $30,644.

For the six months ended June 30, 2025, the Company had a net loss of $16,402 compared to the six months period ended June 30, 2024 of a net loss of $31,697.

Liquidity and Capital Resources

As of June 30, 2025, we had no cash and had a working capital deficit of $25,782.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $19,130 and $72,623 as of June 30, 2025 and December 31, 2024.

On June 13, 2025, the Company settled an outstanding payable of $80,000 due to Related Party through the issuance of 40,000,000 shares of its common stock, par value $0.0001 per share, at a conversion price of $0.002 per share.

Operating Activities

Net cash used in operating activities were $26,507 for the six months ended June 30, 2025 and $25,909 for the same period ended 2024. The change resulted from net loss of $16,402 for the six months ended June 30, 2025 with accounts payable and accrued expenses decreased by $10,105 from $16,757 at December 31, 2024 to $6,652 at June 30, 2025. The decrease in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the six months ended June 30, 2025 and 2024.

Financing Activities

Net cash provided by financing activities were $26,507 for the six months ended June 30, 2025 and $25,909 for the same period ended in 2024. The Company received net advances of $26,507 and $25,909 from related party for working capital purposes for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the Company did not issue common stock for cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2020, World Capital Holding, Ltd entered into a Stock Purchase Agreement with Small Cap Compliance, LLC whereby World Capital Holding, Ltd. purchased 1,500,000 shares of Convertible Preferred Stock, the controlling block of stock, and 2,000 shares of restricted Common Stock for the purchase price of $80,000.

The restricted shares were sold in a private transaction pursuant to Rule 144(i) of the ’33 Securities Act. As of this date, the shares have not been registered.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2025	CLUSTER GROUP HOLDINGS LIMITED CO.

	By:	/s/Yan Ping Sheng
	Name	Yan Ping Sheng
	Title	Chief Executive Officer and Chief Financial Officer

