Form 10-Q
period 2025-09-30
Cluster Group Holdings Ltd Co
filed 2025-11-14
CIK 1346287

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of September 30, 2025, there were 40,004,399 shares outstanding of the registrant’s Common Stock.

As of September 30, 2025, there were 1,500,000 shares outstanding of the registrant’s Convertible Preferred Stock.

CLUSTER GROUP HOLDINGS LIMITED CO.

FORM 10-Q

September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$8,209	$16,757
Due to related party	36,246	72,623
Total Current Liabilities	44,455	89,380
Total Liabilities	44,455	89,380

Commitment & contingencies	–	–

Stockholders' Deficit
Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	1,500	1,500
Common Stock, $0.0001 par value; 1,500,000,000 shares authorized, 40,004,385 and 4,385 shares issued and outstanding, respectively	4,000	–
Additional paid-in capital	7,593,572	7,517,572
Accumulated loss	(7,643,527)	(7,608,452)
Total Stockholders' Deficit	(44,455)	(89,380)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	17,716	8,000	29,660	37,750
Other general & administrative expense	957	1,717	5,415	3,664
Total operating expenses	18,673	9,717	35,075	41,414
Loss from operations	(18,673)	(9,717)	(35,075)	(41,414)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(18,673)	(9,717)	(35,075)	(41,414)
Income tax expense	–	–	–	–
Net loss	$(18,673)	$(9,717)	$(35,075)	$(41,414)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(2.216)	$(0.002)	$(9.444)
Weighted Average Shares Outstanding - Basic and Diluted	40,004,385	4,385	15,095,960	4,385

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2025 and 2024

Unaudited

	Convertible Preferred Stock		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2023	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,549,992)	$(30,920)
Net loss	–	–	–	–	–	(1,053)	(1,053)
Balance, March 31, 2024	1,500,000	1,500	4,385	–	7,517,572	(7,551,045)	(31,973)
Net loss	–	–	–	–	–	(30,644)	(30,644)
Balance, June 30, 2024	1,500,000	1,500	4,385	–	7,517,572	(7,581,689)	(62,617)
Net loss	–	–	–	–	–	(9,717)	(9,717)
Balance, September 30, 2024	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,591,406)	$(72,334)

Balance, December 31, 2024	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,608,452)	$(89,380)
Net loss	–	–	–	–	–	(8,763)	(8,763)
Balance, March 31, 2025	1,500,000	1,500	4,385	–	7,517,572	(7,617,215)	(98,143)
Shares issued for services or compensation	–	–	40,000,000	4,000	76,000	–	80,000
Net loss	–	–	–	–	–	(7,639)	(7,639)
Balance, June 30, 2025	1,500,000	1,500	40,004,385	4,000	7,593,572	(7,624,854)	(25,782)
Net loss	–	–	–	–	–	(18,673)	(18,673)
Balance, September 30, 2025	1,500,000	$1,500	40,004,385	$4,000	$7,593,572	$(7,643,527)	$(44,455)

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(35,075)	$(41,414)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(8,548)	4,212
Net Cash Used in Operating Activities	(43,623)	(37,202)

Cash Flows from Investing Activities
(Acquisition) Disposal of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	43,623	37,202
Net Cash Provided by Financing Activities	43,623	37,202

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Shares issued for debt payable	$80,000	$–

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

Formerly CHINA TELETECH HOLDING INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2025 and 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025, the Company does not have any deposits in bank.

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

For the nine months ended September 30, 2025 and 2024, Preferred Stock Series A convertible into common stock were anti-dilutive and not included in the computation of diluted earnings per share because of net loss incurred by the Company for periods ended.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of September 30, 2025 of $7,643,527 without generating any revenues. These factors among others may raise substantial doubts about the Company’s ability to continue as a going concern.

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

As of September 30, 2025 and December 31, 2024, the Company has 40,004,385 and 4,385 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company has 1,500,000 shares of convertible preferred stock Series A issued and outstanding.

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

As of September 30, 2025, the Company had net operating loss carryforwards that may be available to offset future taxable income. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2025, the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 6 – RELATED PARTY TRANSACTIONS

Mr. Yan Ping Sheng, the Company’s CEO, Secretary, Treasurer and Director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $36,246 and $72,623 as of September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2025 and 2024, expenses paid on behalf of the Company by Mr. Sheng totaled $43,623 and $37,202, respectively.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no other items to disclose or require adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Cluster Group Holdings Limited Co. for the three and nine months ended September 30, 2025 and 2024, and the notes thereto.

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

A Settlement Agreement was executed on December 29, 2008 hat amended the July 31, 2009 Stock Purchase Agreement. In consideration of a total payment of $1,300,000 to the holders by the Company no later than January 21, 2010, the convertible debentures were deemed satisfied and all outstanding warrants held by the holders were cancelled. In addition, the holders canceled all the Company shares held by them.

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

The following table provides selected balance sheet data for our Company at September 30, 2025 (unaudited) and December 31, 2024:

	September 30, 2025	December 31, 2024
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	44,455	89,380
Total Stockholders’ Deficit	$(44,455)	$(89,380)

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three and Nine months ended September 30, 2025 and 2024

Revenue

For the three and nine months ended September 30, 2025 and 2024, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 were $18,673 compared to $9,717 for the three months ended September 30, 2024.

Operating expenses for the nine months ended September 30, 2025 were $35,075 compared to $41,414 for the nine months ended September 30, 2024.

Operating expenses decreased due to additional professional fees and other general and administrative fees incurred for Registration filing to become a reporting company for the three and nine months ended September 30, 2024.

Other Income and Expenses

For the three and nine months ended September 30, 2025 and 2024, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended September 30, 2025, the Company had a net loss of $18,673 compared to the three months period ended September 30, 2024 of a net loss of $9,717.

For the nine months ended September 30, 2025, the Company had a net loss of $35,075 compared to the nine months period ended September 30, 2024 of a net loss of $41,414.

Liquidity and Capital Resources

As of September 30, 2025, we had no cash and had a working capital deficit of $44,455.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $36,246 and $72,623 as of September 30, 2025 and December 31, 2024.

On June 13, 2025, the Company settled an outstanding payable of $80,000 due to Related Party through the issuance of 40,000,000 shares of its common stock, par value $0.0001 per share, at a conversion price of $0.002 per share.

Operating Activities

Net cash used in operating activities were $43,623 for the nine months ended September 30, 2025 and $37,202 for the same period ended 2024. The change resulted from net loss of $35,075 for the nine months ended September 30, 2025 with accounts payable and accrued expenses decreased by $8,548 from $16,757 at December 31, 2024 to $8,209 at September 30, 2025. The decrease in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2025 and 2024.

Financing Activities

Net cash provided by financing activities were $43,623 for the nine months ended September 30, 2025 and $37,202 for the same period ended in 2024. The Company received net advances of $43,623 and $37,202 from related party for working capital purposes for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company did not issue common stock for cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 14, 2025	CLUSTER GROUP HOLDINGS LIMITED CO.

	By:	/s/ Yan Ping Sheng
	Name	Yan Ping Sheng
	Title	Chief Executive Officer and Chief Financial Officer

