Form 10-K
period 2025-12-31
Cluster Group Holdings Ltd Co
filed 2026-06-12
CIK 1346287

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2025 (last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported trade on that date ($0.0007), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $4,399.

The number of shares of the registrant’s common stock outstanding on December 31, 2025 was 40,004,385.

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

Employees

As of December 31, 2025, we had one officer and director. We anticipate that we will begin to fill out our management team as and when we raise capital to begin implementing our business plan. In the interim, we will utilize independent consultants to assist with accounting and administrative matters. We currently have no employment agreements and believe our consulting relationships are satisfactory. We plan to continue to hire independent consultants from time to time on an as-needed basis.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in our common stock involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our common stock. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to our Business

We have incurred operating losses, and have no current source of revenue

We do not expect to generate revenues until we further our business model. We can provide no assurance that we will produce any material revenues for our stockholders, or that our contemplated business will operate on a profitable basis. We have generated no revenue for the last two fiscal years that are reported in this statement.

We will, likely, sustain operating expenses without corresponding revenues, at least until we complete acquisitions and have operational success. This may result in our incurring a net operating loss that will increase until we generate revenue. We cannot assure you that any such business will be profitable at the time.

Our capital resources may not be sufficient to meet our capital requirements, and in the absence of additional resources we may have to curtail or cease business operations

We have historically generated negative cash flow and losses from operations and could experience negative cash flow and losses from operations in the future. Our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2025, and 2024 expressing doubt regarding our ability to continue as a going concern. We currently only have a minimal amount of cash available, which will not be sufficient to fund our anticipated future operating needs. The Company will need to raise substantial sums to implement its business plan. There can be no assurance that the Company will be successful in raising funds. To the extent that the Company is unable to raise funds, we will be required to reduce our planned operations or cease any operations.

Our future success is highly dependent on the ability of management to locate and attract suitable business opportunities and our stockholders will not know what business we will enter into until we consummate a transaction with the approval of our then existing directors and officers

At this time, we have a small operation focused on identifying a viable business acquisition targets and continued implementation of our business model is highly speculative, there is a consequent risk of loss of an investment in the Company. The success of our operations will depend to a great extent on the operations, financial condition and management of future business and internal development. While management intends to seek businesses opportunities with entities having established operating histories in additional to our marketing efforts, we cannot provide any assurance that we will be successful in locating opportunities meeting that criterion. The success of our operations will be dependent upon management, its financial position and numerous other factors beyond our control.

We will incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

The Company is currently a small business and has limited revenue. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly, and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process.

The additional costs will continue to stretch our limited capital resources. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $50,000 USD annually. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

The time and cost of associated with identifying and entering into an acquisition or merger with an attractive target company may be high and have an adverse impact on our ability to succeed.

The Company has been actively seeking target acquisitions and from time to time we may come across target merger companies. These companies may fail to comply with SEC reporting requirements may delay or preclude acquisitions. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise, suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

A Business merger may result in a change of control and a change of management.

In conjunction with a business acquisition, it is anticipated that we may issue an amount of our authorized but unissued common or preferred stock which represents the majority of the voting power and equity of our capital stock, which would result in stockholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control may result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

We depend on our officers and the loss of their services would have an adverse effect on our business

We have only one officer and director of the Company. The identification of qualified personnel and board members are critical to our chances for business success. We are dependent on the services of our chief executive officer and chief financial to operate our business and the loss of these persons would have an adverse impact on our future operations until such time as they could be replaced. We do not have employment contracts or employment agreements with our officers, and we do not carry key man life insurance on our officers.

Risks Related to our Stock

There is presently a limited public market for our securities

Our common stock trades on an unsolicited basis only on the OTC Markets, and an active market may never develop. Future sales of our common stock by existing stockholders pursuant to an effective registration statement or upon the availability of Rule 144 could adversely affect the market price of our common stock. A shareholder who decides to sell some, or all, of their shares in a private transaction may be unable to locate persons who are willing to purchase the shares, given the restrictions. Also, because of the various risk factors described above, the price of the publicly traded common stock may be highly volatile and not provide the true market price of our common stock.

Our stock is not eligible for proprietary broker-dealer quotations. All quotes in our stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling our stock as a result. In order to trade, an initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making for our stock on OTC Markets.

Our officers, directors and principal stockholders own a large percentage of our stock and other stockholders have little or no ability to elect directors or influence corporate matters

As of December 31, 2025, our officers, directors, and principal stockholders were deemed to be the beneficial owners of approximately 2.93% of our issued and outstanding shares of common stock and 100% of the Convertible Series D Preferred Stock.

Our majority stockholder is Chiching Hung, our director, who holds 250,000,000 shares of common stock and 1 (100%) share of the Convertible Series D Preferred Stock. The aggregate outstanding Convertible Series D Preferred Stock is convertible into approximately 1,000 shares of common stock and has voting privileges equal to 20 times the sum of (i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, and (ii) the total number of shares of any class of Preferred stock which are issued and outstanding at the time of voting, and (iii) divided by the total number of Series D Stock which are outstanding at the time of voting. These shares have not been converted to common stock and provide Ms. Hung with voting control of the Company.

As a result, Ms. Hung as the holder of the Convertible Series D Preferred Stock, via voting rights, can determine the outcome of any actions taken by us that require stockholder approval. For example, they will be able to elect all our directors, control the policies and practices of the Company and control the outcome of any proposed business combination.

We may issue more shares in an acquisition or merger, which will result in substantial dilution

Our Articles of Incorporation, as amended, authorize the Company to issue an aggregate of 20,000,000,000 shares of common stock of which 8,524,529,727 shares are currently outstanding and 10,000,000 shares of Preferred Stock are authorized, of which 1,000,000 shares are designated as Convertible Series C Preferred Stock (0 shares outstanding) and 1,000,000 are designated as Convertible Series D Preferred Stock are authorized (1 share outstanding).

Any acquisition or merger effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. If our convertible preferred stockholders choose to convert their stocks to common stocks, the stocks they receive are newly issued. This increases the total number of common shares. Because the number of common shares increases while the value of the company remains the same, the value of existing shares goes down. In other words, the new common shares dilute the value of all the common shares, which drives down the share price, give current shareholders fewer voting rights and less ownership of the company.

Moreover, shares of our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. In an acquisition type transaction, our Board of Directors has the power to issue any, or all, of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to continue to retain all of our future net earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Risks Related to Doing Business in China

Presently, our operations are limited, however, we have officers and directors in China and/or Hong Kong and we may pursue acquisition targets who operate in China or Hong Kong. As a result, the Company may also be subject to increased US and China governmental regulations following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

Because all of the Company’s current limited operations are in China, the Company’s business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of the Company’s business and may intervene in or influence the Company’s operations at any time, which could result in a material change in the Company’s operations and/or the value of the common stock.

As a business operating in China, the Company is subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of the Company’s business, and the regulations to which we are subject may change rapidly and with little notice to us or the Company’s shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

•	Delay or impede the Company’s development,
•	Require significant management time and attention, and
•	Subject the Company to remedies, administrative penalties and even criminal liabilities that may harm the Company’s business, including fines assessed for the Company’s current or historical operations, or demands or orders that the Company modify or even cease its business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of the common stock.

Changes in Chinese political policies and economic and social policies or conditions may materially and adversely affect our business, results of operations and financial condition and may result in our inability to sustain our growth and expansion strategies.

If we continue to operate primarily from China and acquire assets and perform operations located in China our business, results of operations, financial condition and prospects may be influenced to a significant degree by political, economic and social conditions in China generally, by continued economic growth in China as a whole, and by geopolitical stability in the region.

The Chinese economy, markets and levels of consumer spending are influenced by many factors beyond our control, including current and future economic conditions, political uncertainty, unemployment rates, inflation, fluctuations in the level of disposable income, taxation, foreign exchange administration, and changes in interest and currency exchange rates. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, foreign exchange administration and fiscal measures and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the restructuring of state assets and state-owned enterprises, and the establishment of improved corporate governance in business enterprises, a significant portion of productive assets in China is still owned or controlled by the Chinese government. The Chinese government also exercises control or influence over Chinese economic growth through allocating resources, administrating payment of foreign currency-denominated obligations, setting monetary and fiscal policies, regulating financial services and institutions and providing differentiated treatment to particular industries or companies.

While the Chinese economy has experienced significant growth in recent decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on us. Our results of operations and financial condition could be materially and adversely affected by government administration on capital investments or changes in tax regulations that are applicable to us. In recent years, Chinese economic growth has slowed and any prolonged slowdown in the Chinese economy may reduce the demand for our products and adversely affect our business, results of operations and financial condition.

The interpretation and enforcement of Chinese laws, rules and regulations may change from time to time, which could have a material adverse effect on us.

If substantially all of our operations continue to be conducted in China, we will continue to be governed by Chinese laws, rules and regulations. Our future target subsidiaries, although not yet acquired, may be subject to laws, rules and regulations applicable to foreign investment in China. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which legal cases may be cited for reference but have limited value as precedents. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are subject to changes from time to time.

From time to time, we may have to resort to administrative and court proceedings to interpret and/or enforce our legal rights. However, since Chinese administrative and court authorities have discretion within their scope of authority in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings, and the level of legal protection we enjoy. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our business, results of operations and financial condition.

We cannot predict the possible changes in the economic, regulatory, social and political environment in the United States and China, nor can we predict their potential impact on political, economic and trade relations between the United States and China and on our business.

The United States and China have imposed new or higher tariffs on goods imported from each other, including tariff increases announced by both countries in 2025. If the United States or China continues imposing such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, sanctions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition.

During President Trump’s first term in office, he signed executive orders banning transactions by any person, or with respect to any property, subject to the jurisdiction of the United States with respect to WeChat, and with persons that develop or control the following Chinese-connected software applications: Alipay, CamScanner, QQ Wallet, SHAREit, Tencent QQ, VMate, WeChat Pay, and WPS Office, some of which are critical to the operation of our business. These executive orders were revoked on June 9, 2021, by former President Biden, who then signed an executive order directing the Department of Commerce to launch a national security review of apps with links to foreign adversaries (which is defined to include China) and issue recommendations for regulatory and legislative action to address the associated risks. As a result, the implementation of this executive order could adversely affect our business in a material way.

Additionally, China has enacted laws and regulations to respond to foreign sanctions and exterritorial measures, including the Anti-Foreign Sanctions Law dated June 10, 2021. At this time, we do not know the extent to which our operations will be impacted by these laws and regulations.

We cannot foresee whether and how developments in similar policy actions or any other policy actions taken by the U.S. or Chinese government will impact our business and financial performance. In addition, changes in political, business, economic and trade relations between the U.S. and China, including the potential for heightened tensions under the current U.S. administration, may trigger negative customer sentiment and result in less consumer spending in general, potentially resulting in a negative impact on our business, results of operations and financial condition.

Furthermore, the risks and uncertainties associated with U.S.-China political, business, economic and trade relations may negatively impact investor sentiment towards China-based companies listed in the U.S., which could in turn adversely affect the demand, price and trading volume of our shares.

Fluctuation in the value of RMB may result in foreign currency exchange losses.

The conversion of the Renminbi (“RMB”) into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China (“PBOC”). Historically, the exchange rate between RMB and the U.S. dollar has showed higher volatility in certain years while staying within a narrow range in other years. The value of RMB against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, among other things. It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between RMB and the U.S. dollar in the future.

We anticipate that our revenues and costs will be denominated in RMB. As a United States holding company, we may rely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of RMB may materially affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. Conversely, a significant depreciation of RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock. If we decide to convert RMB into U.S. dollars for the purpose of making payments for dividends and share repurchases of our common stock, strategic acquisitions or investments or other business purposes, the appreciation of the U.S. dollar against RMB would have a negative effect on U.S. dollar amounts available to us.

Hedging options available in China may not fully reduce our exposure to exchange rate fluctuations. In addition, our currency exchange loss may be magnified by Chinese exchange administration regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates and regulations on exchange may have a material adverse effect on your investment.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against the Company or its management based on foreign laws.

The Company may conduct substantially all of its operations in China upon acquisition of proposed targets. As a result, substantially all of the Company’s assets may be located in China. The Company’s officer resides within China and is PRC nationals, and sole director is a resident and national of Hong Kong. As a result, it may be difficult for you to effect service of process upon the Company or those persons inside the PRC. In addition, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with many other countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of the Company’s operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect the Company’s operations in China will be honored by the Company, by entities who provide services to the Company or with whom the Company associates, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, an on-site inspection of the Company’s facilities in China by any of these regulators may be limited or prohibited.

Certain PRC regulations may make it more difficult for the Company to pursue growth through acquisitions.

Among other things, the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rules”) and Anti-Monopoly Law of the People’s Republic of China promulgated by the Standing Committee of the NPC which became effective in 2008 and latest revised in 2022 (“Anti-Monopoly Law”), established additional procedures and requirements that could make merger and acquisition activities by non-Chinese investors more time-consuming and complex. Such regulation requires, among other things, that State Administration for Market Regulation (SAMR) be notified in advance of any change-of-control transaction in which a non-Chinese investor acquires control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions of the State Council on the Standard for Declaration of Concentration of Business Operators, issued by the State Council in 2008, are triggered. Moreover, the Anti-Monopoly Law of China requires that transactions which involve the national security, the examination on the national security shall also be conducted according to the relevant provisions. In addition, PRC Measures for the Security Review of Foreign Investment which became effective in January 2021 require acquisitions by non-Chinese investors of PRC companies engaged in military-related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. The Company may pursue potential strategic acquisitions that are complementary to the Company’s business and operations.

Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the MOFCOM, may delay or inhibit the Company’s ability to complete such transactions, which could affect the Company’s ability to expand the Company’s business or maintain the Company’s market share.

If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with its “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the State Administration of Taxation, or SAT, issued a circular, known as SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular applies only to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China, and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe that our company is not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we would be subject to PRC enterprise income on the Company’s worldwide income at the rate of 25%. Furthermore, we would be required to withhold a 10% tax from dividends we pay to our shareholders that are non-PRC-resident enterprises. In addition, non-PRC-resident enterprise shareholders (including the common stockholders) may be subject to PRC tax on gains realized on the sale or other disposition of the common stock, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders (including the common stockholders) and any gain realized on the transfer of the common stock by such shareholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source by us). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in the common stock.

Changes in international trade policies, trade disputes, barriers to trade, or the emergence of a trade war may dampen growth in China.

Political events, international trade disputes, and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on us, our customers, material vendors, and other partners. International trade disputes could result in tariffs and other protectionist measures which may materially and adversely affect our business.

There have also been concerns about the relationship between the PRC and other countries, including the surrounding Asian countries, which may potentially have economic effects. In particular, there is significant uncertainty about the future relationship between the United States and the PRC with respect to trade policies, treaties, government regulations and tariffs. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China.

Political uncertainty surrounding international trade disputes and the potential of the escalation to trade war and global recession could have a negative effect on customer confidence. We may have also access to fewer business opportunities, and our operations may be negatively impacted as a result. In addition, the current and future actions or escalations by either the United States or the PRC that affect trade relations may cause global economic turmoil and potentially have a negative impact on our markets, our business, or our results of operations, as well as the financial condition of our clients, and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

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
Year ended December 31, 2025:
First Quarter	$468	$40
Second Quarter	$400	$110
Third Quarter	$110	$10
Fourth Quarter	$790	$20
Year Ended December 31, 2024:
First Quarter	$468	$40
Second Quarter	$400	$110
Third Quarter	$110	$10
Fourth Quarter	$790	$20

As of April 15, 2026, the closing price of our common stock as reported on the OTC market “Pink Sheets” was $200  per share.

(b)	Holders.

As of April 15, 2026, there are approximately 116 holders of an aggregate of 40,004,385 shares of our Common Stock issued and outstanding.

(c)	Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the president intention of management to utilize all available funds for the development of the Registrant’s business.

(d)	Securities authorized for issuance under equity compensation plans.

None.

ITEM 6. SELECTED FINANCIAL DATA

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2025, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations - Years ended December 31, 2025 and 2024

Revenue

We had no revenues from operations for the years ended December 31, 2025 and 2024.

General and Administrative Expense

General and Administrative Expenses were $52,013 for the year ended December 31, 2025 compared to $58,459 for the year ended December 31, 2024, an decrease of $6,446. The decrease resulted from expenses incurred as a SEC reporting company. Professional fess such as auditor fees of $20,000, consulting fees of $12,000 and other professional fees of $13,776 for the years ended December 31, 2025 decreased compared to the same period in 2024.

Net Loss

We had a net loss of $52,013 for the year ended December 31, 2025 compared to $58,459 for the year ended December 31, 2024.

Liquidity and Capital Resources- At December 31, 2025 and 2024

Cash Used in Operating Activities

For the years ended December 31, 2025 and 2024, the Company had cash used in operating activities in the amount of $49,723 and $48,708, respectively, which were primarily due to net loss for the year with an increase in accounts payable and accrued expenses for the year ended December 31. 2024.

Cash Used in Investing Activities

For the years ended December 31, 2025 and 2024, the Company did not have any investing activities.

Cash Provided by Financing Activities

For the years ended December 31, 2025 and 2024, the Company realized cash provided by financing activities in the amount of $49,723 and $48,708, respectively, which consisted of advances from our officer and director for working capital purposes.

As of December 31, 2025 and 2024, we had no cash balances.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the years ended December 31, 2025 and 2024, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2025, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2025 and communicated the matters to our management.

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

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
ZhiHong Wang	61	Chairman
Yan Ping Sheng	62	CEO, President, Secretary, Treasurer, Director

Mr. ZhiHong Wang

Mr. Wang began his entrepreneurial journey in 1990 and is currently the Chairman of the Board of Cluster Group Holdings Limited Co., a U.S.-listed company. He also serves as Chairman of Shaanxi Cluster IOT Service Management Co.,Ltd.., and Chairman of Shenzhen Cluster Yijia Equity Investment Fund Management Co.,Ltd. He has received many honors, including “Senior Expert of China E-commerce Expert Database” and “Outstanding Chinese Private Entrepreneur”. He is a senior management expert with both theoretical knowledge and practical experience. Throughout his career, he has accumulated extensive hands-on market experience. He independently developed the theory of “Clustered Consumption,” which fundamentally reveals the real conditions for realizing the capitalization of consumption and overturns the traditional notion of the inherent conflict between production and consumption. He promotes a corporate mission of “doing something for the people, for society, and for the nation,” and innovatively introduced the concept of now “buyers and sellers are one.” In 2009, he was interviewed by CCTV’s Dialogue with Chinese Brands,” where he showcased the Cluster E-Jia business model and its services to the public, highlighting the company’s brand value. Based on the theory of “Cluster Consumption Power,” the group created consumer clusters and supply chain enterprise clusters, linking them organically through a smart lifestyle service platform.

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

ITEM 11. EXECUTIVE COMPENSATION

For each of the years ended December 31, 2025, and 2024 there was no direct compensation awarded to, earned by, or paid by us to any of our executive officers and directors.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

The Company does not currently maintain any equity incentive plans and has no outstanding stock options or stock appreciation rights; therefore, the Company has not adopted policies or practices regarding the timing of option awards in relation to the disclosure of material nonpublic information.

Consequently, during the last completed fiscal year, we have not made any equity awards to any named executive officer or director, including during the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K.

Furthermore, we do not time the public release of material nonpublic information based on award grant dates, nor do we time the disclosure of such information for the purpose of affecting the value of executive compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2025 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock (4)
World Capital Holding, Ltd. (1) 16th Floor, North Tower 528 Pudong South Road Shanghai, China 200120	4,000,200	9.999%

Cluster Zhimingde Holdings Co., Ltd. (2) Room 12707, Unit 1, Building 8, Haijing Xintiandi, No.96 Fengcheng 4Th Road, Jingkai District, Xi’An City, Shanxi Province	31,601,850	78.995%

HongMao IoT Co., Ltd. (3) Room 12707, Unit 1, Building 8, Haijing Xintiandi, No.96 Fengcheng 4Th Road, Jingkai District, Xi’An City, Shanxi Province, China	4,400,220	10.999%

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Preferred Stock (5)
HongMao IoT Co., Ltd. (3) Room 12707, Unit 1, Building 8, Haijing Xintiandi, No.96 Fengcheng 4Th Road, Jingkai District, Xi’An City, Shanxi Province, China	1,5000,000 Preferred A Shares	100%

(1)	Yang, Kung-Fu is a control person of World Capital Holding Ltd, and a director, officer of World Capital Holding Ltd

(2)	Wang, ZhiHong is a control person of Cluster Zhimingde Holdings Co., Ltd., and a director, officer of Cluster Zhimingde Holdings Co., Ltd

(3)	Wang, ZhiHong is a control person of HongMao IoT Co., Ltd., and a director, officer of HongMao IoT Co., Ltd.

(4)	Based on 40,004,385 shares of common stock issued and outstanding as of December 31, 2025.

(5)	Based on 1,500,000 shares of preferred stock issued and outstanding as of December 31, 2025.

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

Transactions with Related Persons

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

Mr. Yang, Kung-Fu, majority shareholder and a director the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $2,501 and $nil  as of December 31, 2025 and 2024.

On November 4, 2020, World Capital Holding, Ltd entered into a Stock Purchase Agreement with Small Cap Compliance, LLC whereby World Capital Holding, Ltd. purchased 1,500,000 shares of Convertible Preferred A Series Stock, the controlling block of stock, and 200,000,000 shares of restricted Common Stock for the purchase price of $80,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

The following table represents fees billed for each of the years ended December 31, 2025 and 2024, for professional audit services rendered by our independent registered public accounting firm:

	December 31, 2025	December 31, 2024

Audit fees	$20,000	$27,500
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$20,000	$27,500

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.” The Company has adopted a policy regarding the services of its independent auditors under which our independent accounting firm is not allowed to perform any service which may have the effect of jeopardizing the registered public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

•	Bookkeeping or other services related to the accounting records or financial statements
•	Financial information systems design and implementation
•	Appraisal or valuation services, fairness opinions or contribution-in-kind reports
•	Actuarial services
•	Internal audit outsourcing services
•	Management functions
•	Broker-dealer, investment adviser or investment banking services
•	Legal services
•	Expert services unrelated to the audit

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

CLUSTER GROUP HOLDINGS LIMITED CO.
(Registrant)

Date: June 12, 2026	By:	/s/ Yan Ping Sheng
Yan Ping Sheng
Chief Executive Officer
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cluster Group Holdings Limited Co f/k/a China Teletech Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cluster Group Holdings Limited Co f/k/a China Teletech Holding, Inc as of December 31, 2025 and 2024, the related statements of operations, stockholders' (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company's auditor since 2024

West Palm Beach, FL

June 12, 2026

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph.561 689-4093

Fax: 954 827-0968

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDINGS INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$19,047	$16,757
Due to related party	42,346	72,623
Total Current Liabilities	61,393	89,380
Total Liabilities	61,393	89,380

Commitment & contingencies	–	–

Stockholders' Deficit
Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	1,500	1,500
Common Stock, $0.0001 par value; 1,500,000,000 shares authorized, 40,004,385 and 4,385 shares issued and outstanding, respectively	4,000	–
Additional paid-in capital	7,593,572	7,517,572
Accumulated loss	(7,660,465)	(7,608,452)
Total Stockholders' Deficit	(61,393)	(89,380)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to audited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDINGS INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2025	2024
Revenues	$–	$–

Operating expenses
Professional fees	45,776	53,944
Other general & administrative expense	6,237	4,516
Total operating expenses	52,013	58,460
Loss from operations	(52,013)	(58,460)

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net loss before income tax	(52,013)	(58,460)
Income tax expense	–	–
Net loss	$(52,013)	$(58,460)

Earnings (Loss) per Share - Basic and Diluted	$(0.002)	$(13.332)
Weighted Average Shares Outstanding - Basic and Diluted	21,374,248	4,385

See accompanying notes to audited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDINGS INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2025 and 2024

	Convertible Preferred Stock		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2023	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,549,992)	$(30,920)
Net loss	–	–	–	–	–	(58,460)	(58,460)
Balance, December 31, 2024	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,608,452)	$(89,380)

Balance, December 31, 2024	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,608,452)	$(89,380)
Shares issued for related party debt payable	–	–	40,000,000	4,000	76,000	–	80,000
Net loss	–	–	–	–	–	(52,013)	(52,013)
Balance, December 31, 2025	1,500,000	$1,500	40,004,385	$4,000	$7,593,572	$(7,660,465)	$(61,393)

See accompanying notes to audited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(52,013)	$(58,460)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	2,290	9,752
Net Cash Used in Operating Activities	(49,723)	(48,708)

Cash Flows from Financing Activities
Proceeds from related party payables	49,723	48,708
Net Cash Provided by Financing Activities	49,723	48,708

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Shares issued for debt payable	$80,000	$–

See accompanying notes to audited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

As of and for the years ended December 31, 2025 and 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025, the Company does not have any deposits in bank.

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

For the years ended December 31, 2025 and 2024, Preferred Stock Series A convertible into common stock were anti-dilutive and not included in the computation of diluted earnings per share because of net loss incurred by the Company for periods ended.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of December 31, 2025 of $7,660,465 without generating any revenues. These factors among others may raise substantial doubts about the Company’s ability to continue as a going concern.

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

As of December 31, 2025 and 2024, the Company has 40,004,385 and 4,385 shares of common stock issued and outstanding, respectively.

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

As of December 31, 2025 and 2024, the Company has 1,500,000 shares of convertible preferred stock Series A issued and outstanding.

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

As of December 31, 2025, the Company had net operating loss carryforwards that may be available to offset future taxable income. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2025 and 2024 the Company has no unrecognized uncertain tax positions, including interest and penalties.

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate as follows:

	Years Ended
	December 31,			December 31,
	2025			2024
Statutory federal income tax benefit	$(10,923)	21.0%		$(12,277)	21.0%
Change in valuation allowance	10,923	(21.0%	)	12,277	(21.0%	)
Effective income tax	$–	0.0%		$–	0.0%

The Company did not pay any income taxes, net of refunds, at the federal, state, or foreign levels during the years ended December 31, 2025 and 2024.

NOTE 6 – RELATED PARTY TRANSACTIONS

Mr. Sheng Yan Ping, the Company’s CEO, Secretary, Treasurer and Director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $42,346 and $72,623 as of December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, expenses paid on behalf of the Company by Mr. Sheng totaled $49,723 and $48,708, respectively.

NOTE 7 – SEGMENT REPORTING

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and applied the amendments retrospectively to all prior periods presented.

The Company operates in a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information for the purposes of allocating resources and assessing the financial performance of the Company’s activities.

The segment information, including significant segment expenses, regularly provided to the CODM as follows:

	Years Ended
	December 31,	December 31,
	2025	2024
Total segment revenues	$–	$–
Significant Segment Expenses:
Professional fees	45,776	53,944
Other general & administrative expense	6,237	4,516
Total segment operating loss	$(52,013)	$(58,460)

	December 31, 2025	December 31, 2024
Total segment assets	$–	$–

As the Company operates in a single reportable segment, the segment totals for revenues, expenses, profit (loss), and assets are identical to the corresponding consolidated amounts reported in the Company’s financial statements.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to the date the financial statements were available to be issued and identified that there is no item for disclosure.

