Form 10-Q
period 2026-03-31
Cluster Group Holdings Ltd Co
filed 2026-06-25
CIK 1346287

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of March 31, 2026, there were 40,004,385 shares outstanding of the registrant’s Common Stock.

As of March 31, 2026, there were 1,500,000 shares outstanding of the registrant’s Convertible Preferred Stock.

CLUSTER GROUP HOLDINGS LIMITED CO.

FORM 10-Q

March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$25,369	$19,047
Due to related party	42,422	42,346
Total Current Liabilities	67,791	61,393
Total Liabilities	67,791	61,393

Commitment & contingencies	–	–

Stockholders' Deficit
Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	1,500	1,500
Common Stock, $0.0001 par value; 1,500,000,000 shares authorized, 40,004,385 and 40,004,385 shares issued and outstanding, respectively	4,000	4,000
Additional paid-in capital	7,593,572	7,593,572
Accumulated loss	(7,666,863)	(7,660,465)
Total Stockholders' Deficit	(67,791)	(61,393)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2026	2025
Revenues	$–	$–
Cost of Sales	–	–
Gross Margin	–	–

Operating expenses
Professional fees	5,576	5,500
Other general & administrative expense	822	3,263
Total operating expenses	6,398	8,763
Loss from operations	(6,398)	(8,763)

Net loss before income tax	(6,398)	(8,763)
Income tax expense	–	–
Net loss	$(6,398)	$(8,763)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(1.998)
Weighted Average Shares Outstanding - Basic and Diluted	40,004,385	4,385

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2026 and 2025

Unaudited

	Convertible Preferred Stock		Common Stock
	Shares	Par Value, $0.0001	Shares	Par Value, $0.0001	Additional paid-in Capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2024	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,608,452)	$(89,380)
Net loss	–	–	–	–	–	(8,763)	(8,763)
Balance, March 31, 2025	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,617,215)	$(98,143)

Balance, December 31, 2025	1,500,000	$1,500	40,004,385	$4,000	$7,593,572	$(7,660,465)	$(61,393)
Net loss	–	–	–	–	–	(6,398)	(6,398)
Balance, March 31, 2026	1,500,000	$1,500	40,004,385	$4,000	$7,593,572	$(7,666,863)	$(67,791)

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(6,398)	$(8,763)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	6,322	(9,700)
Net Cash Used in Operating Activities	(76)	(18,463)

Cash Flows from Financing Activities
Proceeds from related party payables	76	18,463
Net Cash Provided by Financing Activities	76	18,463

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

Formerly CHINA TELETECH HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

As of and for three months ended March 31, 2026 and 2025

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026, the Company does not have any deposits in bank.

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

For the three months ended March 31, 2026 and 2025, Preferred Stock Series A convertible into common stock were anti-dilutive and not included in the computation of diluted earnings per share because of net loss incurred by the Company for periods ended.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of March 31, 2026 of $7,666,863 without generating any revenues. These factors among others may raise substantial doubts about the Company’s ability to continue as a going concern.

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

As of March 31, 2026 and December 31, 2025, the Company has 40,004,385 shares of common stock issued and outstanding, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company has 1,500,000 shares of convertible preferred stock Series A issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. Sheng Yan Ping, the Company’s CEO, Secretary, Treasurer and Director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $42,422 and $42,346 as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and 2025, expenses paid on behalf of the Company by Mr. Sheng totaled $76 and $18,463, respectively.

NOTE 6 – SEGMENT REPORTING

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

The segment information, including significant segment expenses, regularly provided to the CODM as follows:

	Years Ended
	March 31,	March 31,
	2026	2025
Total segment revenues	$–	$–
Significant Segment Expenses:
Professional fees	5,576	5,500
Other general & administrative expense	822	3,263
Total segment operating loss	$(6,398)	$(8,763)

	March 31, 2026	March 31, 2025
Total segment assets	$–	$–

As the Company operates in a single reportable segment, the segment totals for revenues, expenses, profit (loss), and assets are identical to the corresponding amounts reported in the Company’s financial statements.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to June 17, 2025, the date the financial statements were available to be issued and identified that the following item for disclosure:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Cluster Group Holdings Limited Co. for the three and three months ended March 31, 2026 and 2025, and the notes thereto.

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

The following table provides selected balance sheet data for our Company:

	March 31, 2026	December 31, 2025
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	67,791	61,393
Total Stockholders’ Deficit	$(67,791)	$(61,393)

The following table sets forth key components of our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025	$ Changed	% Changed
Revenues, net	$–	$–	–	–
Cost of sales	–	–	–	–
Gross Margin	–	–	–	–
Gross Margin %	–	–	–	–
Operating expenses:
Selling, general and administrative	(6,398)	(8,763)	–	–
Total operating expenses	(6,398)	(8,763)	–	–
Total other (expenses) income	–	–	–	–
Income tax expenses (benefits)	–	–	–	–
Net income (loss)	$(6,398)	$(8,763)	–	–

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three months ended March 31, 2026 and 2025

Revenue

For the three and three months ended March 31, 2026 and 2025, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 were $6,398 compared to $8,763 for the three months ended March 31, 2025.

Operating expenses decreased due to additional professional fees and other general and administrative fees incurred for Registration filing to become a reporting company for the three months ended March 31, 2025.

Other Income and Expenses

For the three months ended March 31, 2026 and 2025, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2026, the Company had a net loss of $6,398 compared to the three months period ended March 31, 2025 of a net loss of 8,763.

Liquidity and Capital Resources

As of March 31, 2026, we had no cash and had a working capital deficit of $67,791.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $42,422 and $42,346 as of March 31, 2026 and December 31, 2025.

On June 13, 2025, the Company settled an outstanding payable of $80,000 due to Related Party through the issuance of 40,000,000 shares of its common stock, par value $0.0001 per share, at a conversion price of $0.002 per share.

Operating Activities

Net cash used in operating activities were $76 for the three months ended March 31, 2026 and $18,463 for the same period ended 2024. The change resulted from net loss of $6,398 for the three months ended March 31, 2026 with accounts payable and accrued expenses increased by $6,322 from $19,047 at December 31, 2025 to $25,369 at March 31, 2026 The increase in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the three months ended March 31, 2026 and 2025.

Financing Activities

Net cash provided by financing activities were $76 for the three months ended March 31, 2026 and $18,463 for the same period ended in 2025. The Company received net advances of $76 and $18,463 from related party for working capital purposes for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company did not issue common stock for cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: June 25, 2026	CLUSTER GROUP HOLDINGS LIMITED CO.

	By:	/s/ Yan Ping Sheng
	Name	Yan Ping Sheng
	Title	Chief Executive Officer and Chief Financial Officer

