Form 10-Q
period 2026-06-30
Cluster Group Holdings Ltd Co
filed 2026-08-14
CIK 1346287

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of June 30, 2026, there were 40,004,385 shares outstanding of the registrant’s Common Stock.

As of June 30, 2026, there were 1,500,000 shares outstanding of the registrant’s Convertible Preferred Stock.

CLUSTER GROUP HOLDINGS LIMITED CO.

FORM 10-Q

June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$7,019	$19,047
Due to related party	68,994	42,346
Total Current Liabilities	76,013	61,393
Total Liabilities	76,013	61,393

Commitments & contingencies	–	–

Stockholders' Deficit
Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 1,500,000 and 1,500,000 shares issued and outstanding, respectively	1,500	1,500
Common Stock, $0.0001 par value; 1,500,000,000 shares authorized, 40,004,385 and 40,004,385 shares issued and outstanding, respectively	4,000	4,000
Additional paid-in capital	7,593,572	7,593,572
Accumulated loss	(7,675,085)	(7,660,465)
Total Stockholders' Deficit	(76,013)	(61,393)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenues	$–	$–	$–	$–
Cost of Sales	–	–	–	–
Gross Margin	–	–	–	–

Operating expenses
Professional fees	7,251	6,444	12,827	11,944
Other general & administrative expense	971	1,195	1,793	4,458
Total operating expenses	8,222	7,639	14,620	16,402
Loss from operations	(8,222)	(7,639)	(14,620)	(16,402)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(8,222)	(7,639)	(14,620)	(16,402)
Income tax expense	–	–	–	–
Net loss	$(8,222)	$(7,639)	$(14,620)	$(16,402)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.002)	$(0.000)	$(0.007)
Weighted Average Shares Outstanding - Basic and Diluted	40,004,385	4,839,550	40,004,385	2,435,324

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2026 and 2025

Unaudited

	Convertible Preferred Stock		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2024	1,500,000	$1,500	4,385	$–	$7,517,572	$(7,608,452)	$(89,380)
Net loss	–	–	–	–	–	(8,763)	(8,763)
Balance, March 31, 2025	1,500,000	1,500	4,385	–	7,517,572	(7,617,215)	(98,143)
Shares issued for debt payable	–	–	40,000,000	4,000	76,000	–	80,000
Net loss	–	–	–	–	–	(7,639)	(7,639)
Balance, June 30, 2025	1,500,000	$1,500	40,004,385	$4,000	$7,593,572	$(7,624,854)	$(25,782)

Balance, December 31, 2025	1,500,000	$1,500	40,004,385	$4,000	$7,593,572	$(7,660,465)	$(61,393)
Net loss	–	–	–	–	–	(6,398)	(6,398)
Balance, March 31, 2026	1,500,000	1,500	40,004,385	4,000	7,593,572	(7,666,863)	(67,791)
Net loss	–	–	–	–	–	(8,222)	(8,222)
Balance, June 30, 2026	1,500,000	$1,500	40,004,385	$4,000	$7,593,572	$(7,675,085)	$(76,013)

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

FORMERLY CHINA TELETECH HOLDING, INC.

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(14,620)	$(16,402)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(12,028)	(10,105)
Net Cash Used in Operating Activities	(26,648)	(26,507)

Cash Flows from Financing Activities
Proceeds from related party payables	26,648	26,507
Net Cash Provided by Financing Activities	26,648	26,507

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

Non-Cash Investing and Financing Activities
Shares issued for debt payable	$–	$80,000

See accompanying notes to unaudited financial statements

CLUSTER GROUP HOLDINGS LIMITED CO.

Formerly CHINA TELETECH HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

As of and for six months ended June 30, 2026 and 2025

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

The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Specifically, the Company's current activities are subject to significant risks and uncertainties related to its search for a business combination, including, but not limited to: (i) the Company's ability to identify and evaluate suitable target businesses; (ii) the ability to successfully negotiate, finance, and consummate a transaction on terms favorable to the Company; (iii) substantial liquidity risk, as the Company currently has no active operations or recurring revenue to fund its search and ongoing administrative costs; and (iv) the likelihood of significant dilution to the equity interests of existing shareholders if the Company issues additional shares of capital stock to finance its ongoing operations or as consideration to complete a future business combination.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026, the Company does not have any deposits in bank.

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

For the six months ended June 30, 2026 and 2025, the Company excluded 1,500,000,000 potential common shares (issuable upon the conversion of 1,500,000 shares of Series A Preferred Stock at a 1,000-to-1 conversion ratio) from the computation of diluted net loss per share. These potential common shares, which are evaluated for dilution using the if-converted method, were excluded because their inclusion would be anti-dilutive due to the net loss incurred by the Company during both periods presented.

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

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires enhanced transparency regarding income tax information, primarily through a disaggregated tabular effective tax rate reconciliation and expanded disclosures about income taxes paid. For public business entities, the standard is effective for annual periods beginning after December 15, 2024, and for all other entities, it is effective for annual periods beginning after December 15, 2025. The Company is evaluating the impact of this guidance; however, given the Company’s lack of operations, history of net losses, and full valuation allowance on its deferred tax assets, management does not expect the adoption of this standard to have a material impact on its financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This standard requires public business entities to disclose specific categories of underlying costs (such as employee compensation, depreciation, inventory purchases, and intangible asset amortization) that are included within expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01 to clarify that the guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or disclosures, as the Company currently has no operations and minimal disagreeable expenses.

Management does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the Company's financial statements if currently adopted.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $7,675,085 as of June 30, 2026, has not yet generated any revenues, and does not have a cash position sufficient to support its daily operations. Management has evaluated these conditions and determined that they raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

To address this substantial doubt, management's primary plan is to raise additional capital through public or private equity offerings and to execute its business plan to commence operations and generate revenues. Currently, the Company is in the preliminary stages of seeking this funding, and no formal commitments, definitive agreements, or board-approved financing terms are in place.

Because the success of these capital-raising efforts depends on future market conditions and investor interest, management cannot conclude that it is probable these plans will be effectively implemented within the required one-year timeframe. Accordingly, management has concluded that the substantial doubt about the Company's ability to continue as a going concern is not alleviated.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 1,500,000,000 of common shares with $0.0001 par value.

As of June 30, 2026 and December 31, 2025, the Company has 40,004,385 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company has 1,500,000 shares of convertible preferred stock Series A issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. Sheng Yan Ping, the Company’s CEO, Secretary, Treasurer and Director of the Company, have advanced working capital to pay expenses of the Company. The advances are due on demand and non-interest bearing. The outstanding amount due to related parties was $68,994 and $42,346 as of June 30, 2026 and December 31, 2025. During the six months ended June 30, 2026 and 2025, expenses paid on behalf of the Company by Mr. Sheng totaled $26,648 and $26,507, respectively.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company's history of recurring losses since inception and the uncertainty of future taxable income, management has determined that it is more likely than not that the Company's net deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets as of June 30, 2026, resulting in a $0 provision for income taxes for the periods presented.

NOTE 7 – COMMITMENTS & CONTINGENCIES

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Commitments and Contingencies

As of June 30, 2026, and December 31, 2025, the Company had no material commitments or contingencies that required recognition or disclosure in the financial statements.

NOTE 8 – SEGMENT REPORTING

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and applied the amendments retrospectively to all prior periods presented.

The Company operates as a single operating segment and one reporting unit. The Company’s Chief Executive Officer (CEO) serves as the Chief Operating Decision Maker (CODM). The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Specifically, the CODM utilizes total segment operating loss to monitor the Company’s ongoing cash burn rate and going-concern liquidity runway, determine the timing and magnitude of future financing needs, and assess the financial viability of potential business combination opportunities.

The segment information, including significant segment expenses, regularly provided to the CODM as follows:

Segment information
	Six Months Ended
	June 30,	June 30,
	2026	2025
Total segment revenues	$–	$–
Significant Segment Expenses:
Professional fees	12,827	11,944
Other general & administrative expense	1,793	4,458
Other segment items	–	–
Total segment operating loss	$(14,620)	$(16,402)

	June 30, 2026	December 31, 2025
Total segment assets	$–	$–

As the Company operates in a single reportable segment, the segment totals for revenues, expenses, profit (loss), and assets are identical to the corresponding amounts reported in the Company’s financial statements.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to August 14, 2026, the date the financial statements were available to be issued and identified that there are no subsequent events for disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Cluster Group Holdings Limited Co. for the three and six months ended June 30, 2026 and 2025, and the notes thereto.

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

The following table provides selected balance sheet data for our Company:

	June 30, 2026	December 31, 2025
Balance Sheet Data
Cash	$–	$–
Total Assets	–	–
Total Liabilities	76,013	61,393
Total Stockholders’ Deficit	$(76,013)	$(61,393)

The following table sets forth key components of our results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,
	2026	2025	$ Changed	% Changed
Revenues, net	$–	$–	$–	–
Cost of sales	–	–	–	–
Gross Margin	–	–	–	–
Gross Margin %	–	–	–	–
Operating expenses:
Selling, general and administrative	14,620	16,402	(1,782)	-10.9%
Total operating expenses	(14,620)	(16,402)	(1,782)	-10.9%
Total other (expenses) income	–	–	–	–
Income tax expenses (benefits)	–	–	–	–
Net income (loss)	$(14,620)	$(16,402)	$(1,782)	-10.9%

To date, the Company has relied on debt and equity raised in private offerings and shareholder loans to finance operations and no other sources of capital has been identified. If we experience a shortfall in operating capital, we could be faced with having to limit our research and development activities.

Three and Six months ended June 31, 2026 and 2025

Revenue

For the three and six months ended June 30, 2026 and 2025, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2026 were $8,222 compared to $7,639 for the three months ended June 30, 2025.

Operating expenses for the six months ended June 30, 2026 were $ 14,620 compared to $ 16,402 for the six months ended June 30, 2025.

Operating expenses decreased due to additional professional fees and other general and administrative fees incurred for Registration filing to become a reporting company for the three and six months ended June 30, 2025.

Other Income and Expenses

For the three and six months ended June 30, 2026 and 2025, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2026, the Company had a net loss of $8,222 compared to the three months period ended June 30, 2025 of a net loss of $7,639.

For the six months ended June 30, 2026, the Company had a net loss of $14,620 compared to the six months period ended June 30, 2025 of a net loss of $16,402.

Liquidity and Capital Resources

As of June 30, 2026, we had no cash and had a working capital deficit of $76,013.

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

The Company’s related party will continue to advance the necessary capital to pay the expenses of the Company and there are no formal financing agreements in place. The outstanding amount due to related parties was $68,994 and $42,346 as of June 30, 2026 and December 31, 2025.

On June 13, 2025, the Company settled an outstanding payable of $80,000 due to Related Party through the issuance of 40,000,000 shares of its common stock, par value $0.0001 per share, at a conversion price of $0.002 per share.

Operating Activities

Net cash used in operating activities were $26,648 for the six months ended June 30, 2026 and $26,507 for the same period ended 2025. The change resulted from net loss of $14,620 for the six months ended June 30, 2026 with accounts payable and accrued expenses decreased by $12,028 from $19,047 at December 31, 2025 to $7,019 at June 30, 2026 The decrease in accounts payable and accrued expenses is related to other professional fee and administration expenses incurred and payable during the period.

Investing Activities

No investing activities occurred during the six months ended June 30, 2026 and 2025.

Financing Activities

Net cash provided by financing activities were $26,648 for the six months ended June 30, 2026 and $26,507 for the same period ended in 2025. The Company received net advances of $26,648 and $26,507 from related party for working capital purposes for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the Company did not issue common stock for cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2026, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August __, 2026	CLUSTER GROUP HOLDINGS LIMITED CO.

	By:	/s/ Yan Ping Sheng
	Name	Yan Ping Sheng
	Title	Chief Executive Officer and Chief Financial Officer

